Form 10-Q
period 2015-02-28
SIRRUS CORP.
filed 2015-04-20
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			February 28, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-199818
SIRRUS CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Nyeri Motor Services Building, Moi Nyayo Way, Nyeri, Kenya
(Address of principal executive offices)				(Zip Code)
+25 (472) 266-8059
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[ ]	YES	[X]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

				[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
25,000,000 common shares issued and outstanding as of April 20, 2015.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited interim financial statements of Sirrus Corp. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Sirrus Corp.

For the Three Months Ended February 28, 2015

Index

Balance Sheets at February 28, 2015 (unaudited) and at August 31, 2014................................................................................................................................................................. F–1

Statements of Operations for the three and six months ended February 28, 2015 (unaudited)............................................................................................................................... F–2

Statement of Cash Flows for the six months ended February 28, 2015 (unaudited)................................................................................................................................................. F–3

Notes to the Financial Statements (unaudited)... F–4

SIRRUS CORP.

Balance Sheets

(Unaudited)

	February 28, 2015	August 31, 2014
ASSETS

Current Assets

Cash and cash equivalents	$5,885	$19,883
Inventory	1,628	-

Total current assets	7,513	19,883

Deposit	-	300

Total assets	$7,513	$20,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$4,815	$370
Due to related party	1,558	1,532

Total Liabilities	6,373	1,902

STOCKHOLDER’S EQUITY

Preferred stock, $0.00001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized, 25,000,000 shares issued and outstanding	250	250
Additional paid-in capital	24,750	24,750
Accumulated deficit	(23,860)	(6,719)

TOTAL STOCKHOLDERS’ EQUITY	1,140	18,281

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,513	$20,183

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended February 28,	For the Six Months Ended February 28,
	2015	2015

Operating expenses
General and administrative	$4,565	$17,147

Total Operating Expenses	(4,565)	(17,147)

Other income (expense)
Foreign exchange gain (loss)	(3)	6

Total other income (expense)	(3)	6

Net loss	$(4,568)	$(17,141)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	25,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statement of Cash Flows

(Unaudited)

For the Six Months Ended February 28,
2015

Cash Flows From Operating Activities

Net loss	$(17,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	(1,628)
Deposit	300
Accounts payable and accrued liabilities	4,445
Cash used in operating activities	(14,024)

Cash Flows From Financing Activities
Proceeds from related party advances	26
Cash provided by financing activities	26

Net change in cash	(13,998)

Cash and cash equivalents, Beginning of Period	19,883

Cash and cash equivalents, End of Period	$5,885

Supplementary Cash Flows Information:
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Notes to the Financial Statements
(Unaudited)

NOTE 1.           NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sirrus Corp. (“we”, “us”, “our” or the “Company”) was formed on May 7, 2014 in Nevada.  The Company is engaged in the business of designing, marketing and distributing electronic cigarettes (“e-cigarette”) in East Africa. The Company’s products and services are all in the startup stage.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of February 28, 2015, the Company has incurred losses totaling $23,860 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations.   These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s year end is August 31.

b)       The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end August 31, 2014 have been omitted.

c)       Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)       Foreign Currency Transactions

The Company’s planned operations are outside of the United States, which results in exposure to market risks from changes in foreign currency exchange rates.  The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year.  Revenues and expenses are translated at average rates for the year.  Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

f)        Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company computes tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

g)        Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The inventory consists of e-cigarettes.

h)       Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:

•         The Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

•         The Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

•         The amount of revenue can be measured reliably;

•         It is probable that the economic benefits associated with the transaction will flow to the entity; and

•         The costs incurred or to be incurred in respect of the transaction can be measured reliably.

i)         Earnings (Loss) Per Common Share ("EPS")

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2015, the Company has no potentially dilutive securities outstanding.

j)        Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  We did not grant any stock options during the period ended February 28, 2015.

k)       Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

l)         Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent disclosure consideration.

m)     New Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended November 30, 2014.

NOTE 3.                COMMITMENTS

On September 17, 2014, the Company entered into an exclusive distribution agreement with Shenzhen Kangxin Technology Co., Ltd to distribute e-cigarettes on behalf of the Company for the next five years.  This is an exclusive distribution agreement for the territories of Kenya, Uganda, Tanzania, Rwanda, Ethiopia, Burundi, and the Southern Sudan.  The Company is required to purchase a total of 100 devices as an initial order and an additional 100 devices in the first year of the agreement in order for the agreement to be extended.  The devices carry a manufacturer’s warranty of one year. As of February 28, 2015, the Company fulfilled their requirement to purchase a total of 100 devices and purchased more than 100 additional devices which extended the manufacturer’s warranty for five years.

NOTE 4.           RELATED PARTY TRANSACTIONS

As of February 28, 2015, the Company owed $1,558 to its president and director, Ahmed Guled, for incorporation fees and other expenses that he paid on the Company’s behalf.  The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by “USD”, "$" and "dollars".

Overview

Sirrus Corp. is a start-up company that seeks to engage in the designing, marketing and distribution of electronic cigarettes (“e-cigarette”) in East Africa. Our goal is to become the leading e-cigarette marketer and distributor in the East Africa. We expect to achieve our goal by maximizing our points of distribution, maintaining our low-cost position and continuing to differentiate our products and brands in order to resonate with consumers in local markets around the region. Our strategy is to increase our future sales by penetrating new and emerging markets where we expect rising consumer incomes and an increase in demand for e-cigarettes.  Cigarette smokers in these emerging markets are our target demographic and will represent our primary source of future revenue growth.

We plan to focus on rapidly securing retail distribution in Kenya and East African markets through strategic partnerships with key retailers and distributors.  We believe strong consumer demand will lead retailers to allocate additional shelf space to smoking related products and we strive to offer our products at or near every point of distribution where traditional cigarettes are available in the markets we serve.  We believe e-cigarettes offer a compelling alternative for smokers, relative to traditional cigarettes. Our goal is to become the leading e-cigarette marketer and distributor in the East Africa. We expect to achieve our goal by maximizing our points of distribution, maintaining our low-cost position and continuing to differentiate our products and brands in order to resonate with consumers in local markets around the region.

Plan of Operations

Our business objectives for the next twelve months, provided the necessary funding is available, are to expand upon our business with a focus on the development of our e-cigarette distribution and sales.

We believe that we will be able to generate revenue once we secure 4 distribution contracts.  If we are able to establish additional contracts, we hope to generate additional revenue and prove our business model to be effective.   However, we will still require an additional $180,000 in order to carry out our anticipated business operations for the next twelve months.  We are hopeful that once we are able to raise capital from this offering, we will be able to secure distribution contacts, generate revenues and attract additional financing.  However, there can be no assurance that we will be able to sell additional shares, establish distribution contracts, or generate revenues from our operations.  There can also be no assurance that we will be able to raise the additional capital we require to operate our business for the next twelve months.

The following chart provides an overview of our budgeted expenditures for the next twelve months.  The expenditures are categorized by significant area of activity.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	35,000
Website Development and Server Acquisition	12 months	10,000
Samples and Inventory	12 months	15,000
Marketing and advertising	12 months	50,000
Investor relations and capital raising	12 months	20,000
Management fees*	12 months	10,000
Salaries and consulting fees**	12 months	10,000
General and administrative expenses***	12 months	30,000
Total		$180,000

*Management fees will consist of remuneration payable to any manager engaged to oversee the day to day operation of our business.

**Salaries will be paid to future employees or consultants retained to assist the Company with its sales and marketing efforts. Consultants may also be retained to contribute special expertise not possessed by the sole officer and director of the Company.

***General and administrative expenses are the costs which we will incur sustaining our day to day business. These include such costs such as rent, phone, utilities, insurance, business licenses and incidental expenses.

We believe that we will be able to maintain basic operations of meeting filing obligation and expenses relating to seeking additional financing if we raise 100%, 75%, 50% or 25% from our public offering. The Company will use the funds available to pay for the expenses related to our offering and the expenses to maintain our reporting status for twelve months after the effective date. Our plan of operations is based on the net proceeds from our offering

(gross proceeds less expenses related to this offering, estimated at a fixed cost of $10,000 and expenses to maintain our report status for twelve months after effective date, estimated at a fixed cost of $17,500).

We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

As of the date of this quarterly report, we have not raised any funds and no shares have been issued through our public offering.

Results of Operations – For the Three and Six-Month Periods Ended February 28, 2015

We have not earned any revenues from inception through February 28, 2015.

	Three Months Ended February 28, 2015	Six Months Ended February 28, 2015
Revenues	$ -	$ -
Expenses	$ 4,568	$ 17,141
Net Loss	$ (4,568)	$ (17,141)

We incurred a net loss in the amount of $4,568 and $17,141 for the three and six-month periods ended February 28, 2015, respectively.

Our operating expenses for the three and six-month periods ended February 28, 2015 included $51 and $129 in bank charges, $14 and $5,373 in legal fees, $300 and $600 in rent expense, $4,200 and $8,500 in accounting fees, $nil and $26 in advertising expenses, and $nil and $2,521 in consulting fees, respectively. Also for the three and six-month periods ended February 28, 2015, we had a foreign exchange $3 loss and a $6 gain, respectively.

Liquidity and Capital

Working Capital	As of	As of
	February 28, 2015	August 31, 2014
Current Assets	$ 7,513	$ 20,183
Current Liabilities	$ 6,373	$ 1,902
Working Capital	$ 1,140	$ 18,281

Cash Flows	Six Months Ended
February 28, 2015
Net Cash Used in Operating Activities	$ (14,024)
Net Cash Provided by Financing Activities	$ 26
Net Decrease In Cash During The Period	$ (13,998)

As of February 28, 2015, we had a working capital of $1,140, $7,513 in current assets and $6,373 in current liabilities. We used a total of $14,024 in operating activities and raised $26 through financing activities for the six-month period ended February 28, 2015.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We regularly evaluate estimates and assumptions related to deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from the our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

 Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The inventory consists of e-cigarettes.

Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:

•         The Company has transferred to the buyer the significant risks and rewards of ownership of the goods;

•         The Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;

•         The amount of revenue can be measured reliably;

•         It is probable that the economic benefits associated with the transaction will flow to the entity; and

•         The costs incurred or to be incurred in respect of the transaction can be measured reliably.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.           Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.        Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.           Exhibits

Exhibit Number	Description
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRRUS CORP.
April 20, 2015
	BY:	/s/ Ahmed Guled
Ahmed Guled, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors