Form 10-Q
period 2015-05-31
SIRRUS CORP.
filed 2015-07-16
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			May 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-199818
SIRRUS CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Nyeri Motor Services Building, Moi Nyayo Way, Nyeri, Kenya
(Address of principal executive offices)				(Zip Code)
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

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[ X]	YES	[ ]	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
35,763,339 common shares issued and outstanding as of July 15, 2015.

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited interim financial statements of Sirrus Corp. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Sirrus Corp.

Index

Balance Sheets at May 31, 2015 and at August 31, 2014 (unaudited)............................................................................F–1

Statements of Operations for the three and nine months ended May 31, 2015 and 2014 (unaudited).....................F–2

Statements of Cash Flows for the three and nine months ended May 31, 2015 and 2014 (unaudited).................... F–3

Notes to the Financial Statements (unaudited).................................................................................................................F–4

SIRRUS CORP.

Balance Sheets

(Unaudited)

	May 31, 2015	August 31, 2014
ASSETS

Current Assets

Cash and cash equivalents	$33,711	$19,883
Inventory	1,840	-

Total current assets	35,551	19,883

Deposit	-	300

Total assets	$35,551	$20,183

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$6,133	$370
Due to related party	4,004	1,532

Total Liabilities	10,137	1,902

STOCKHOLDERS’ EQUITY

Preferred stock, $0.00001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized, 35,763,339 shares and 25,000,000 shares issued and outstanding, respectively	358	250
Additional paid-in capital	56,932	24,750
Accumulated deficit	(31,876)	(6,719)

TOTAL STOCKHOLDERS’ EQUITY	25,414	18,281

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,551	$20,183

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended May 31,	For the Nine Months Ended May 31,	For the Three Months Ended May 31,	For the Nine Months Ended May 31,
	2015	2015	2014	2014

Operating expenses
General and administrative	$7,998	$25,147	$ 1,546	$ 1,546

Total operating loss	(7,998)	(25,147)	(1,546)	(1,546)

Other expenses
Foreign exchange loss	(16)	(10)	-	-

Total other expenses	(16)	(10)	-	-

Net loss	$(8,014)	$(25,157)	$ (1,546)	$ (1,546)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	26,157,348	25,394,262	25,000,000	25,000,000

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended May 31,	For the Nine Months Ended May 31,
	2015	2014

Cash Flows From Operating Activities

Net loss	$(25,157)	(1,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	(1,840)	-
Deposit	300	-
Accounts payable and accrued liabilities	5,763	1,196
Cash used in operating activities	(20,934)	(350)

Cash Flows From Financing Activities
Proceeds from sale of common stock for cash	32,290	25,000
Proceeds from related party advances	2,472	300
Cash provided by financing activities	34,762	25,300

Net change in cash	13,828	24,950

Cash and cash equivalents, Beginning of Period	19,883	-

Cash and cash equivalents, End of Period	$33,711	24,950

Supplementary Cash Flows Information:
Interest paid	$-	-
Income taxes paid	$-	-

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of May 31, 2015, the Company has incurred losses totaling $31,876 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations.   These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)       Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s year end is August 31.

b)       The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended August 31, 2014 have been omitted.

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

i)         Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2015, the Company has no potentially dilutive securities outstanding.

j)        Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  We did not grant any stock options during the nine months ended May 31, 2015. NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k)       Income Taxes

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

NOTE 3.           STOCKHOLDERS’ EQUITY

a)      The Company’s authorized capital consists of 100,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.

b)       At inception on May 7, 2014, 25,000,000 shares of common stock were issued to the sole director of the Company at $0.001 per share for cash proceeds of $25,000.

c)      On May 22, 2015, the Company issued a total of 10,763,339 shares of common shares at $0.003 per share for total cash proceeds of $32,290.

NOTE 4.                COMMITMENTS

On September 17, 2014, the Company entered into an exclusive distribution agreement with Shenzhen Kangxin Technology Co., Ltd to distribute e-cigarettes on behalf of the Company for the next five years.  This is an exclusive distribution agreement for the territories of Kenya, Uganda, Tanzania, Rwanda, Ethiopia, Burundi, and the Southern Sudan.  The Company is required to purchase a total of 100 devices as an initial order and an additional 100 devices in the first year of the agreement in order for the agreement to be extended.  The devices carry a manufacturer’s warranty of one year. As of May 31, 2015, the Company fulfilled its requirement to purchase a total of 100 devices with the manufacturer’s warranty for five years.

NOTE 5.           RELATED PARTY TRANSACTIONS

As of May 31, 2015, the Company owed $4,004 to its president and director, Ahmed Guled, for incorporation fees, product purchases, and travel expenses that he paid on the Company’s behalf.  The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.

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

Plan of Operations

Our business objectives for the next twelve months (beginning upon completion of this Offering), provided the necessary funding is available, are to expand upon our business with a focus on the development of our e-cigarette distribution and sales.

We believe that we will be able to generate revenue once we secure 4 distribution contracts and through a direct public offering of our shares pursuant a registration statement that was declared effective by the Securities and Exchange Commission (the “SEC”) on February 26, 2015.  If we are able to establish additional contracts, we hope to generate additional revenue and prove our business model to be effective.   However, even if we are able to sell all of the shares being registered under the registration statement, we will still require an additional $180,000 in order to carry out our anticipated business operations for the next twelve months.  It is management’s goal to raise capital from this offering, we will be able to secure distribution contacts, generate revenues and attract additional financing.  However, there can be no assurance that we will be able to sell any of the shares under the registration statement, establish distribution contracts, or generate revenues from our operations.  There can also be no assurance that we will be able to raise the additional capital we require to operate our business for the next twelve months.

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

We believe that we will be able to maintain basic operations of meeting filing obligation and expenses relating to seeking additional financing if we raise 100%, 75%, 50% or 25% from our public offering. Our company will use the funds available to pay for the expenses related to our offering and the expenses to maintain our reporting status for twelve months after the effective date. Our plan of operations is based on the net proceeds from our offering (gross proceeds less expenses related to this offering, estimated at a fixed cost of $10,000 and expenses to maintain our report status for twelve months after effective date, estimated at a fixed cost of $17,500).

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

Results of Operations – For the Three-Month and Nine-Month Periods Ended May 31, 2015 and 2014

We have not earned any revenues from inception through May 31, 2015.

	Three months Ended May 31, 2015	Nine Months Ended May 31, 2015	Three months Ended May 31, 2015	Nine Months Ended May 31, 2015
Revenues	$ -	$ -	$ -	$ -
Expenses	$ 8,014	$ 25,157	$ 1,546	$ 1,546
Net Loss	$ (8,014)	$ (25,157)	$ (1,546)	$ (1,546)

We incurred a net loss in the amount of $8,014 and $25,157 for the three-month and nine-month periods ended May 31, 2015, respectively.

Our operating expenses for the three and nine month periods ended May 31, 2015 included $49 and $178 in bank charges, $1,557 and $6,930 in legal fees, $300 and $900 in rent expense, $1,498 and $9,698 in accounting fees, $nil and $26 in advertising expenses, $2,344 and $2,344 in travel expenses and $2,250 and $5,071 in consulting fees. Also for the three-month and nine-month periods ending May 31, 2015, we had a foreign exchange loss of $16 and $10, respectively.

We incurred a net loss in the amount of $1,546 for the three-month and nine-month periods ended May 31, 2014.

Our operating expenses for the three-month and nine-month periods ended May 31, 2014 included $50 in bank charges, $1,196 in legal fees and $300 in rent expense.

Liquidity and Capital

Working Capital	As of	As of
	May 31, 2015	August 31, 2014
Current Assets	$ 35,551	$ 20,183
Current Liabilities	$ 10,137	$ 1,902
Working Capital	$ 25,414	$ 18,281

Cash Flows	Nine Months Ended	Nine Months Ended
	May 31, 2015	May 31, 2014
Net Cash Used in Operating Activities	$ (20,934)	(350)
Net Cash Provided by Financing Activities	$ 34,762	25,300
Net Increase In Cash During The Period	$ 13,828	24,950

As of May 31, 2015 and 2014, we had a working capital of $25,414 and $18,281, $35,551 and $20,183 in current assets and $10,137 and $1,902 in current liabilities, respectively. We used a total of $20,934 and $350 in operating activities and raised $34,762 and $25,300 through financing activities for the nine-month periods ended May 31, 2015 and 2014, respectively.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On February 26, 2015, our registration statement on Form S-1 (File No. 333-199818) was declared effective by the Securities and Exchange Commission for our initial public offering pursuant to which we sold an aggregate of 10,763,339 shares of our common stock at $0.003 per share for a total of $32,290. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission on February 17, 2015 pursuant to Rule 424(b).

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None.

Item 6.       Exhibits

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRRUS CORP.
July 15, 2015
	BY:	/s/ Ahmed Guled
Ahmed Guled, President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and sole member of the Board of Directors.