Form 10-Q
period 2015-11-30
SIRRUS CORP.
filed 2016-01-20
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			November 30, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-199818
SIRRUS CORP.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Nyeri Motor Services Building, Moi Nyayo Way, Nyeri, Kenya
(Address of principal executive offices)				(Zip Code)
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
35,763,339 common shares issued and outstanding as of January 19, 2016

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited interim financial statements of Sirrus Corp. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

Sirrus Corp.

Index

Balance Sheets at November 30, 2015 and at August 31, 2015 (unaudited)................................................................. F–1

Statements of Operations for the three months ended November 30, 2015 and 2014 (unaudited)........................... F–2

Statements of Cash Flows for the three months ended November 30, 2015 and 2014 (unaudited).......................... F–3

Notes to the Financial Statements (unaudited)................................................................................................................ F–4

SIRRUS CORP.

Balance Sheets

(Unaudited)

	November 30, 2015	August 31, 2015
ASSETS

Current Assets

Cash and cash equivalents	$1,808	$12,452
Inventory	1,840	1,840
Prepaid expenses	3,504	937

Total assets	$7,152	$15,229

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$9,021	$10,158
Due to related party	-	386

Total Liabilities	9,021	10,544

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.00001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized, 35,763,339 shares issued and outstanding	358	358
Additional paid-in capital	56,932	56,932
Accumulated deficit	(59,159)	(52,605)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,869)	4,685

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,152	$15,229

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Operations

(Unaudited)

	For the Three Months Ended November 30,	For the Three Months Ended November 30,
	2015	2014

Operating expenses
General and administrative	$6,563	$12,582

Total operating loss	(6,563)	(12,582)

Other income
Foreign exchange gain	9	9

Total other income	9	9

Net loss	$(6,554)	$(12,573)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	35,763,339	25,000,000

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended November 30,	For the Three Months Ended November 30,
	2015	2014

Cash Flows From Operating Activities

Net loss	$(6,554)	(12,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	-	(1,628)
Deposit	-	300
Prepaid expenses	(2,567)	-
Accounts payable and accrued liabilities	(1,137)	4,524
Cash flows used in operating activities	(10,258)	(9,377)

Cash Flows From Financing Activities

Advances from related party	-	26
Repayments of related party advances	(386)	-
Cash flows (used in) provided by financing activities	(386)	26

Net change in cash	(10,644)	(9,351)

Cash and cash equivalents, Beginning of Period	12,452	19,883

Cash and cash equivalents, End of Period	$1,808	10,532

Supplementary Cash Flows Information:
Interest paid	$-	-
Income taxes paid	$-	-

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of November 30, 2015, the Company has incurred losses totaling $59,159 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations.   These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

e)       Income Taxes

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

f)         Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis.  The inventory consists of e-cigarettes.

g)       Revenue Recognition

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

h)       Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At November 30, 2015, the Company had no potentially dilutive securities outstanding.

i)         Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  We did not grant any stock options during the three months ended November 30, 2015.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j)        Income Taxes

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

k)       Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent disclosure consideration.

l)         New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

NOTE 3.           STOCKHOLDERS’ EQUITY

a)       The Company’s authorized capital consists of 200,000,000 shares of common stock with a par value of $0.00001 and 100,000,000 shares of preferred stock with a par value of $0.00001.

b)       On May 22, 2015, the Company issued a total of 10,763,339 shares of common shares at $0.003 per share for total cash proceeds of $32,290.

NOTE 4.           RELATED PARTY TRANSACTIONS

As of November 30, 2015 and August 30, 2015, the Company owed $0 and $386, respectively, to its president and director, Ahmed Guled, for incorporation fees, product purchases, and travel expenses that he paid for on the Company’s behalf.  The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.

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

                We believe that we will be able to generate revenue once we secure four distribution contracts and through the direct public offering of our shares pursuant a registration statement that was declared effective by the Securities and Exchange Commission (the “SEC”) on February 26, 2015.  If we are able to establish additional contracts, we hope to generate additional revenue and prove our business model to be effective.   However, even if we were able to sell all of the shares being registered under the registration statement, we will still require an additional $180,000 in order to carry out our anticipated business operations for the next twelve months.  It is management’s goal to continue raising capital, secure distribution contacts, generate revenues, and attract additional financing.  However, there can be no assurance that we will be able to establish distribution contracts, or generate revenues from our operations.  There can also be no assurance that we will be able to raise the additional capital we require to operate our business for the next twelve months.

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

                Our Company used the funds raised by our public offering to pay for the expenses related to our offering and the expenses to maintain our reporting status for twelve months after the effective date. Our plan of operations is based on the net proceeds from our offering (gross proceeds less expenses related to this offering, estimated at a fixed cost of $10,000 and expenses to maintain our report status for twelve months after effective date, estimated at a fixed cost of $17,500).

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

Results of Operations – For the Three Months Ended November 30, 2015 and 2014

We have not earned any revenues from inception through November 30, 2015.

	Three Months Ended November 30, 2015	Three Months Ended November 30, 2014
Revenues	$ -	$ -
Operating Expenses	6,563	12,582
Other Income, Net	9	9
Net Loss	$ 6,554	$ 12,573

                We incurred a net loss of $6,554 and $12,573 for the three months ended November 30, 2015 and 2014, respectively.

Liquidity and Capital

Working Capital	As of	As of
	November 30, 2015	August 31, 2015
Current Assets	$ 7,152	$ 15,229
Current Liabilities	9,021	10,544
Working Capital (Deficit)	$ (1,869)	$ 4,685

Cash Flows	Three Months Ended	Three Months Ended
	November 30, 2015	November 30, 2014
Net Cash Used in Operating Activities	$ (10,258)	$ (9,377)
Net Cash Provided by (Used in) Financing Activities	$ (386)	$ 26
Net Decrease In Cash During The Period	$ (10,644)	$ (9,351)

             As of November 30, 2015 and 2014, we had a working capital (deficit) of $(1,869) and $4,685, current assets of $7,152 and $15,229 and current liabilities of $9,021 and $10,544, respectively. We used a total of $10,858 and $9,377 in operating activities and (used) were provided $(386) and $26 through financing activities for the three months ended November 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

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

As of the end of our three months covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Mine Safety Disclosures

   Not applicable.

Item 5.           Other Information

  None.

Item 6.       Exhibits

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
32.1+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2+	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRRUS CORP.
January 20, 2016
	BY:	/s/ Ahmed Guled
President, and CEO