Form 10-Q
period 2016-02-29
SIRRUS CORP.
filed 2016-05-05
CIK 1622767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	February 29, 2016

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	________________	to	_________________

Commission File Number	333-199818

SIRRUS CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nyeri Motor Services Building, Moi Nyayo Way, Nyeri, Kenya
(Address of principal executive offices)	(Zip Code)

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

35,763,339 common shares issued and outstanding as of April 22, 2016

PART 1 – FINANCIAL INFORMATION
Item 1.           Financial Statements

The following unaudited interim financial statements of Sirrus Corp. (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:
Sirrus Corp.

Index

SIRRUS CORP.
Balance Sheets
(Unaudited)

	February 29, 2016	August 31, 2015
ASSETS

Current Assets

Cash and cash equivalents	$1,555	$12,452
Inventory	1,840	1,840
Prepaid expenses	1,412	937

Total assets	$4,807	$15,229

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$5,561	$10,158
Due to related party	8,019	386

Total Liabilities	13,580	10,544

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.00001 par value, 100,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value, 200,000,000 shares authorized, 35,763,339 shares issued and outstanding	358	358
Additional paid-in capital	56,932	56,932
Accumulated deficit	(66,063)	(52,605)

TOTAL STOCKHOLDERS’ DEFICIT	(8,773)	4,685

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,807	$15,229

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.
Statements of Operations
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	February 29,	February 28,	February 29	February 28,
	2016	2015	2016	2015

Operating expenses
General and administrative	$6,892	$4,565	$13,455	$17,147

Total operating loss	(6,892)	(4,565)	(13,455)	(17,147)

Other income (expenses)
Foreign exchange gain (loss)	(12)	(3)	(3)	6

Total other income (expenses)	(12)	(3)	(3)	6

Net loss	$(6,904)	$(4,568)	$(13,458)	$(17,141)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	35,763,339	25,000,000	35,763,339	25,000,000

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended February 29,	For the Six Months Ended February 29,
	2016	2015

Cash Flows From Operating Activities

Net loss	$(13,458)	(17,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	-	(1,628)
Deposit	-	300
Prepaid expenses	(475)	-
Accounts payable and accrued liabilities	(4,597)	4,445
Cash flows used in operating activities	(18,530)	(14,024)

Cash Flows From Financing Activities

Proceeds from related party advances	8,019	26
Repayments of related party advances	(386)	-
Cash flows provided by financing activities	7,633	26

Net change in cash and cash equivalents	(10,897)	(13,998)

Cash and cash equivalents, beginning of period	12,452	19,883

Cash and cash equivalents, end of period	$1,555	5,885

Supplementary Cash Flows Information:
Interest paid	$-	-
Income taxes paid	$-	-

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

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of February 29, 2016, the Company has incurred losses totaling $66,063 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations.   These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

h)       Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 29, 2016, the Company had no potentially dilutive securities outstanding.

i)         Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  We did not grant any stock options during the six months ended February 29, 2016.

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j)        Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

NOTE 3.           RELATED PARTY TRANSACTIONS

As of February 29, 2016 and August 31, 2015, the Company owed $8,019 and $386, respectively, to its president and director, Ahmed Guled, for incorporation fees, product purchases, transfer agent fees, and travel expenses that he paid for on the Company’s behalf.  The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.

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

Results of Operations – For the Three Months Ended February 29, 2016 and February 28, 2015

We have not earned any revenues from inception through February 29, 2016.

	Six Months Ended February 29, 2016	Six Months Ended February 28, 2015
Revenues	$-	$-
Operating Expenses	13,455	17,147
Other Income, Net	(3)	6
Net Loss	$13,458	$17,141

                We incurred a net loss of $13,458 and $17,141 for the six months ended February 29, 2016 and February 28, 2015, respectively.

Liquidity and Capital

Working Capital	As of	As of
	February 29, 2016	August 31, 2015
Current Assets	$4,807	$15,229
Current Liabilities	13,580	10,544
Working Capital (Deficit)	$(8,773)	$4,685

Cash Flows	Six Months Ended	Six Months Ended
	February 29, 2016	February 28, 2015
Net Cash Used in Operating Activities	$(18,530)	$(14,024)
Net Cash Provided by (Used in) Financing Activities	$7,633	$26
Net Decrease In Cash During The Period	$(10,897)	$(13,998)

             As of February 29, 2016 and August 31, 2015, we had a working capital (deficit) of $(8,773) and $4,685, current assets of $4,807, and $15,229 and current liabilities of $13,580 and $10,544, respectively. We used a total of $18,530 and $14,024 in operating activities and were provided $7,633 and $26 through financing activities for six months ended February 29, 2016 and February 28, 2015, respectively.

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
SIRRUS CORP.
May 5, 2016
	BY:	/s/Ahmed Guled
President, and CEO