Form 10-Q
period 2016-05-31
SIRRUS CORP.
filed 2016-07-15
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-199818

SIRRUS CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Nyeri Motor Services Building, Moi Nyayo Way, Nyeri, Kenya
(Address of principal executive offices)	(Zip Code)

+25 (472) 266-8059
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES    ☐ NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

35,763,339 common shares issued and outstanding as of July 14, 2016

2

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Sirrus Corp. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Sirrus Corp.

SIRRUS CORP.
BALANCE SHEETS
(Unaudited)

	May 31, 2016	August 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$3,950	$12,452
Inventory	1,840	1,840
Prepaid expenses	-	937
Total Current Assets	5,790	15,229

TOTAL ASSETS	$5,790	$15,229

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$5,989	$10,158
Due to related party	15,519	386
Total Current Liabilities	21,508	10,544

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 200,000,000 shares authorized, 35,763,339 shares issued and outstanding	358	358
Additional paid-in capital	56,932	56,932
Accumulated deficit	(73,008)	(52,605)
Total stockholders' (deficit) equity	(15,718)	4,685
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,790	$15,229

The accompanying notes are an integral part of these consolidated financial statements.

SIRRUS CORP.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31	May 31,	May31	May 31,
	2016	2015	2016	2015

OPERATING EXPENSES
General and administrative	$13,499	$8,014	$20,403	$25,157

NET LOSS	$13,499	$8,014	$20,403	$25,157

Basic and Diluted Loss per Common Share	$0.00	$0.00	$0.00	0.00
Basic and Diluted Weighted Average Common Shares Outstanding	35,763,339	26,157,348	35,763,339	25,394,262

The accompanying notes are an integral part of these consolidated financial statements.

SIRRUS CORP.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,403)	$(25,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	-	(1,840)
Deposit	-	300
Prepaid expenses	937	-
Accounts payable and accrued liabilities	(4,169)	5,763
Net cash used in operating activities	(23,635)	(20,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	15,519	2,472
Repayments of related party advances	(386)	-
Proceeds from sale of common stock for cash	-	32,290
Net cash provided by financing activities	15,133	34,762

Net increase (decrease) in cash and cash equivalents	(8,502)	13,828
Cash and cash equivalents - beginning of period	12,452	19,883
Cash and cash equivalents - end of period	$3,950	$33,711

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SIRRUS CORP.
Notes to the Financial Statements
(Unaudited)

NOTE 1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sirrus Corp. (the "Company") was formed on May 7, 2014 in Nevada.  The Company is engaged in the business of designing, marketing and distributing electronic cigarettes ("e-cigarette") in East Africa. The Company's products and services are all in the startup stage.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business.  As of May 31, 2016, the Company has incurred losses totaling $73,008 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations.   These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company's year end is August 31.

b)	Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)	Foreign Currency Transactions

The Company's planned operations are outside of the United States, which results in exposure to market risks from changes in foreign currency exchange rates.  The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.  Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year.  Revenues and expenses are translated at average rates for the year.  Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

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

f)	Inventory

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consists of e-cigarettes.

g)	Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:

•	The Company has transferred to the buyer the significant risks and rewards of ownership of the goods;
•	The Company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;
•	The amount of revenue can be measured reliably;
•	It is probable that the economic benefits associated with the transaction will flow to the entity; and
•	The costs incurred or to be incurred in respect of the transaction can be measured reliably.

h)	Earnings (Loss) Per Common Share ("EPS")

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2016, the Company had no potentially dilutive securities outstanding.

i)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the nine months ended May 31, 2016.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management's responsibility in evaluating whether there is substantial doubt about a company's ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company's ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

As of May 31, 2016 and August 31, 2015, the Company owed $15,519 and $386, respectively, to its president and director, Ahmed Guled, for incorporation fees, product purchases, transfer agent fees, and travel expenses that he paid for on the Company's behalf.  The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

US Dollars are denoted herein by "USD", "$" and "dollars".

Overview

Sirrus Corp. is a start-up company that seeks to engage in the designing, marketing and distribution of electronic cigarettes ("e-cigarette") in East Africa. Our goal is to become a leading e-cigarette marketer and distributor in the East Africa. We expect to achieve our goal by maximizing our points of distribution, maintaining our low-cost position and continuing to differentiate our products and brands in order to resonate with consumers in local markets around the region. Our strategy is to increase our future sales by penetrating new and emerging markets where we expect rising consumer incomes and an increase in demand for e-cigarettes.  Cigarette smokers in these emerging markets are our target demographic and will represent our primary source of future revenue growth.

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

We believe that we will be able to generate revenue once we secure four distribution contracts and through the direct public offering of our shares pursuant a registration statement that was declared effective by the Securities and Exchange Commission (the "SEC") on February 26, 2015.  If we are able to establish additional contracts, we hope to generate additional revenue and prove our business model to be effective.  Approximately $180,000 is required in order to carry out our anticipated business operations for the next twelve months.  It is management's goal to continue raising capital, secure distribution contacts, generate revenues, and attract additional financing.  However, there can be no assurance that we will be able to establish distribution contracts, or generate revenues from our operations.  There can also be no assurance that we will be able to raise the additional capital we require to operate our business for the next twelve months.

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

______________

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

Results of Operations – For the Nine Months Ended May 31, 2016 and 2015

We have not earned any revenues from inception through May 31, 2016.

	Nine Months Ended May 31, 2016	Nine Months Ended May 31, 2015
Revenues	$-	$-
Operating Expenses	20,403	25,157
Net Loss	$(20,403)	$(25,157)

We incurred a net loss of $20,403 and $25,157 for the nine months ended May 31, 2016 and 2015, respectively.

Liquidity and Capital

	As of	As of
Working Capital	May 31, 2016	August 31, 2015

Current Assets	$5,790	$15,229
Current Liabilities	21,508	10,544
Working Capital (Deficit)	$(15,718)	$4,685

As of May 31, 2016 and August 31, 2015, we had a working capital (deficit) of $(15,718) and $4,685, current assets of $5,790, and $15,229 and current liabilities of $21,508 and $10,544, respectively.

	Nine Months Ended	Nine Months Ended
Cash Flows	May 31, 2016	May 31, 2015

Net Cash Used in Operating Activities	$(23,635)	$(20,934)
Net Cash Provided by (Used in) Financing Activities	$15,133	$34,762
Net Increase (Decrease) In Cash During The Period	$(8,502)	$13,828

We used a total of $23,635 and $20,934 in operating activities and were provided $15,133 and $34,762 through financing activities for nine months ended May 31, 2016 and May 31, 2015, respectively.

Critical Accounting Policies

Use of Estimates

The discussion and analysis of our financial condition and results of operations is based upon the accompanying consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States Dollars. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Foreign Currency Translation

Our company's planned operations will be in the United States, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk. Our company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into US dollars are included in current results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management's Report on Disclosure Controls and Procedures We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not aware of any material, existing or pending legal proceedings against our company, nor are we involved as a plai.jpg in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.Exhibits

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

___________

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRRUS CORP.

July 15, 2016	By:	/s/ Ahmed Guled
President, and CEO

