Form 10-K
period 2016-08-31
SIRRUS CORP.
filed 2016-12-14
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-199818

SIRRUS CORP.
(Exact name of registrant as specified in its charter)

Nevada	81-4158931
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11340 Lakefield Drive, Suite 200, Johns Creek, GA	30097
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 263-7622

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 par value
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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 29, 2016 was $Nil based on a $Nil closing price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

35,763,339 common shares as of December 13, 2016.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Sirrus Corp. and our wholly-owned subsidiary, Sirrus Security, Inc., a Georgia corporation, unless otherwise indicated.

General Overview

We were incorporated under the laws of the State of Nevada on May 7, 2014. Our original business plan was to seek to engage in the designing, marketing and distribution of electronic cigarettes (“e-cigarette”) in East Africa.

On October 14, 2016, the Company, Ahmed Guled (the “Selling Stockholder”) and Linux Labs Technologies, Inc., a Georgia corporation entered into a Stock Purchase Agreement, dated October 14, 2016 (the “Purchase Agreement”). Ms. Sparrow Marcioni and Mr. Steven James share voting and dispositive control over Linux Labs on a 50/50 basis.

Pursuant to the Purchase Agreement, Linux Labs purchased 25 million shares (the “Shares”), of common stock, par value $0.00001 per share (the “Common Stock”), of the Company held by the Selling Stockholder, representing approximately 69.90% of the issued and outstanding shares of the Company's common stock, and the Indebtedness (as defined below) in consideration for an aggregate purchase price of $50,000 (the “Purchase Price”), consisting of $10,000 in cash and $40,000 evidenced by a promissory note, dated October 14, 2016 (the “Note”), in the principal amount of $40,000, bearing interest at the rate of 6% per annum, maturing on April 14, 2017 and secured by the Shares pursuant to a Stock Pledge Agreement, dated October 14, 2016 (the “Stock Pledge Agreement”), between the Linux Labs and the Selling Stockholder (the “Transaction”). Pursuant to the Purchase Agreement, $40,000 of the Purchase Price was allocated to the Shares and $10,000 was allocated to purchase of the Indebtedness.

Pursuant to a Debt Purchase Agreement, dated October 18, 2016, among the Company, Selling Stockholder and Linux Labs, Linux Labs purchased indebtedness owed the Selling Stockholder by the Company in the aggregate amount of $18,963.

Upon the consummation of the Purchase Agreement and the transactions contemplated thereby, there was a change in control of the Company.

As of October 14, 2016 a change of control of the Company occurred, new management was appointed and on October 18, 2016, the Company established a new wholly owned subsidiary, Sirrus Security Inc., a Georgia corporation. With the change of control and the formation of a wholly-owned subsidiary, the Company will now focus on cyber security.

We have not declared bankruptcy, been involved in receivership or any similar proceeding.

Our office is located at 11340 Lakefield Drive, Suite 200, Johns Creek GA 30097 and our telephone number is (888) 263-7622. Our registered statutory office is located at 711 S. Carson Street, Suite 6, Carson City, Nevada 89701, (775) 882-4641. We do not own any property.

Our Current Business

We are a start-up company incorporated in the State of Nevada on May 7, 2014. Our previous business was to seek to engage in the designing, marketing and distribution of electronic cigarettes (“e-cigarette”) in East Africa.

As of October 14, 2016 a change of control of the Company occurred, the Company now focuses on cyber security.

The internet and digital cyber world are dramatically transforming the way individual organizations use and interact with data. Cyber risk is only increasing.

Sirrus provides security technology products and services to help companies protect their assets and information. Sirrus is primarily focused on providing services to healthcare companies in the United States, which are required to be in compliance with government regulations such as Health Insurance Portability and Accountability Act ("HIPAA").

Our solutions provide organizations with various capabilities to search, analyze, and collect data and remediate problems. We are transitioning our business direction to enable Sirrus to become an industry leader in cyber security.

Mission Statement

Sirrus is on a mission to deliver impeccable cyber security solutions to its customers.

We are living in a world that has evolved and embraced the integration of technology in nearly every aspect of our daily lives. What this means is that companies that are facilitating our lifestyles are coming into possession of sensitive, personal and classified data. As technology evolves so do the hackers and their attacks which are becoming more sophisticated by the day. Organizations that previously required either no data protection or just very little of it are now facing the task of adapting and fighting off these attacks in order to ensure the security of all the data they collect and hold.

The Sirrus mission was crafted around a goal to assist clients and partners with navigating the exceedingly complex issues of corporate security through comprehensive penetration testing and network scanning, followed by design and implementation, utilizing their proprietary products and services.

Sirrus has developed their security solutions to be unintimidating, reasonably priced and most are offered as fully managed services including real-time monitoring with regularly scheduled security scans to ensure the integrity of their client’s security protocols.

Sirrus has no sales to date in the cyber security market but is focused on launching their services and products in the near future and around their strategy of rapidly building and launching new security technology.

Sirrus will be generating sales as it works closely with organizations called managed security providers (“MSP’s”) and security consultants as their distribution and sales component.

Our Core Business - Cyber Security Services For The Healthcare Industry

Sirrus is primarily focused on providing services to healthcare companies in the United States, which are required to be in compliance with government regulations such as HIPAA.

The Health Insurance Portability and Accountability Act, sets the standard for protecting sensitive patient data. Any company that deals with protected health information (PHI) must ensure that all the required physical, network, and process security measures are in place and followed.

The Following is an overview of the security rule of HIPAA:

On September 23, 2013, all companies that provide medical services and those vendors who support will be required to comply with the HIPAA established “Security Rule” to protect electronic files (e-PHI). Some of the requirements for maintaining HIPPA compliance include:

•	Annual Risk Analysis
•	Maintaining log files for all access to e-PHI documents
•	Maintain continuous, reasonable, and appropriate security protections
•	Evaluate the likelihood and impact of potential risks to e-PHI
(See Section 1A for definitions of HIPAA Security Rule.)

HIPAA Background:

Section 1-A) Defining the HIPPA “Security Rule”

•	The Security Rule requires covered entities to maintain reasonable and appropriate administrative, technical, and physical safeguards for protecting e-PHI.

Specifically, covered entities must:

1.	Ensure the confidentiality, integrity, and availability of all e-PHI they create, receive, maintain or transmit;
2.	Identify and protect against reasonably anticipated threats to the security or integrity of the information;
3.	Protect against reasonably anticipated, impermissible uses or disclosures; and
4.	Ensure compliance by their workforce.

The Security Rule defines “confidentiality” to mean that e-PHI is not available or disclosed to unauthorized persons. The Security Rule's confidentiality requirements support the Privacy Rule's prohibitions against improper uses and disclosures of PHI. The Security rule also promotes the two additional goals of maintaining the integrity and availability of e-PHI. Under the Security Rule, “integrity” means that e-PHI is not altered or destroyed in an unauthorized manner. “Availability” means that e-PHI is accessible and usable on demand by an authorized person.

U.S. Department of Health and Human Services recognizes that covered entities range from the smallest provider to the largest, multi-state health plan. Therefore the Security Rule is flexible and scalable to allow covered entities to analyze their own needs and implement solutions appropriate for their specific environments. What is appropriate for a particular covered entity will depend on the nature of the covered entity’s business, as well as the covered entity’s size and resources.

Therefore, when a covered entity is deciding which security measures to use, the Rule does not dictate those measures but requires the covered entity to consider:

o	Its size, complexity, and capabilities,
o	Its technical, hardware, and software infrastructure,
o	The costs of security measures, and
o	The likelihood and possible impact of potential risks to e-PHI.

Covered entities must review and modify their security measures to continue protecting e-PHI in a changing environment.

Risk Analysis and Management

•	The Administrative Safeguards provisions in the Security Rule require covered entities to perform risk analysis as part of their security management processes. The risk analysis and management provisions of the Security Rule are addressed separately here because, by helping to determine which security measures are reasonable and appropriate for a particular covered entity, risk analysis affects the implementation of all of the safeguards contained in the Security Rule.

•	A risk analysis process includes, but is not limited to, the following activities:

o	Evaluate the likelihood and impact of potential risks to e-PHI;
o	Implement appropriate security measures to address the risks identified in the risk analysis;
o	Document the chosen security measures and, where required, the rationale for adopting those measures; and
o	Maintain continuous, reasonable, and appropriate security protections.

•	Risk analysis should be an ongoing process, in which a covered entity regularly reviews its records to track access to e-PHI and detect security incidents, periodically evaluates the effectiveness of security measures put in place, and regularly reevaluates potential risks to e-PHI.

Administrative Safeguards

•

Security Management Process. A covered entity must identify and analyze potential risks to e-PHI, and it must implement security measures that reduce risks and vulnerabilities to a reasonable and appropriate level.

•	Security Personnel. A covered entity must designate a security official who is responsible for developing and implementing its security policies and procedures.

•

Information Access Management. Consistent with the Privacy Rule standard limiting uses and disclosures of PHI to the "minimum necessary," the Security Rule requires a covered entity to implement policies and procedures for authorizing access to e-PHI only when such access is appropriate based on the user or recipient's role (role-based access).

•

Workforce Training and Management. A covered entity must provide for appropriate authorization and supervision of workforce members who work with e-PHI.A covered entity must train all workforce members regarding its security policies and procedures, and must have and apply appropriate sanctions against workforce members who violate its policies and procedures.

•	Evaluation. A covered entity must perform a periodic assessment of how well its security policies and procedures meet the requirements of the Security Rule.

Physical Safeguards

•	Facility Access and Control. A covered entity must limit physical access to its facilities while ensuring that authorized access is allowed.

•	Workstation and Device Security. A covered entity must implement policies and procedures to specify proper use of and access to workstations and electronic media. A covered entity also must have in place policies and procedures regarding the transfer, removal, disposal, and re-use of electronic media, to ensure appropriate protection of electronic protected health information (e-PHI).

Technical Safeguards

Access Control. A covered entity must implement technical policies and procedures that allow only authorized persons to access electronic protected assets.

Audit Controls. A covered entity must implement hardware, software, and/or procedural mechanisms to record and examine access and other activity in information systems that contain or use e-PHI. Maintaining log files is required.

Integrity Controls. A covered entity must implement policies and procedures to ensure that e-PHI is not improperly altered or destroyed. Electronic measures must be put in place to confirm that e-PHI has not been improperly altered or destroyed.

Transmission Security. A covered entity must implement technical security measures that guard against unauthorized access to e-PHI that is being transmitted over an electronic network.

Medical device cyber security is a major issue today as security breaches become more sophisticated and common, costing healthcare businesses more and more money. In order to protect the industry, medical devices, equipment and data has to be protected. To do so we believe preemptive actions are required.

Sirrus provides tangible, provable network protection that keeps companies in compliance with privacy and HIPPA regulations for data storage and management in real time.

We plan to establish and grow our core business through our Penetration Testing Services, Security Navigator Consulting Services, and the use of or Medlock Scanning Device.

We believe internal and external, automated scanning maintains compliance via proprietary digital marking, tracking and archiving, all customized for each company’s needs.

Our Products and Services

Penetration Testing Services

Penetration testing (also called pen testing) is the practice of testing a computer system, network or Web application to find vulnerabilities that an attacker could exploit.

Penetration testing and network scans are the core of network-based security and our security engineers are experts in this field.

Most of our anticipated security contracts will begin with penetration testing. Upon completion of our Penetration Testing Services we will create solutions under our Security Navigator Consulting Services to clients to keep the “bad boys” out of client networks while also monitoring those who have authorized access.

Security Navigator Consulting Services

Sirrus will provide to end user clients consulting services to customize security programs and platforms to keep their networks and data safe.

Our services consultants help in the design of deployment of our products and work closely with end-client engineers, managers and other project team members to implement our products and services according to design.

Medlock and Trust Lock Scanning Devices

The next products in the Sirrus product and services line are MedLock and TrustLock network scanning devices.

MedLock and TrustLock network appliances and services are valuable to any corporation that wishes to maintain established security protocols for their data files and network devices. Sales and marketing efforts will be focused initially for Medlock on companies required to maintain HIPPA standards or other regulatory requirements. TrustLock devices and services are designed and aimed at customers outside of the healthcare industry such as finance companies. Thus the Company plans for the medical and finance fields to be pursued initially.

These devices reside inside the client’s network and perform preprogrammed network scans, then store and forward log files for future verification of designated events as well as detecting wireless and other unauthorized network access. These devices are also utilized outside client’s networks to provide scheduled external scanning and breach detection from the Sirrus data center.

This external service called MedLock Secure Scan is offered as a managed service and includes written reports on levels of security maintained or severity of breach should one be detected. This service will be sold through MSP’s primarily as a sales tool for them to sell the SecNav security services.

MedLock Secure Scan - Turnkey Security Scanner for Monitoring HIPAA Compliant Companies

Sirrus is designing the MedLock Secure Scan to address the complicated issues involved in maintaining HIPPA compliance.

•	The Medlock device is preprogrammed before installation to address requirements medical related businesses must maintain to remain HIPPA compliant.
•	The MedLock Security Scanner searches your network for unauthorized access points and devices while logging activity thus locating potential network vulnerabilities.
•	The reports generated by the MedLock device, which are reviewed by highly trained security professionals for problems that are potentially critical in nature, are then submitted for review by the company’s security official.
•

Companies with the MedLock Secure Scanner installed in their network by security professionals, demonstrate with provable results that the company is following the HIPPA guidelines and that they are maintaining those guidelines by reviewing monthly reports and taking corrective action when necessary.
Additional logging of all access to a company’s e-PHI documents provides an electronic tracer establishing who has had access and when, if a breach occurs.

•	Installing the MedLock Secure Scan may begin with a simple scan to determine placement and configuration or a complete turnkey Vulnerability Assessment.

Once installed, the MedLock Secure Scan connects to the Sirrus secure servers located in a private data center to establish both internal and external vulnerability scanning.

Monthly reports are reviewed and submitted with easy to understand notations to determine if action if required. (Multiple devices may be required for large or diversified networks)

LightsOut Physical Security Device

LightsOut is a mobile security device and system, which is applicable for any place valuable items are kept where power and or Internet are not available. This includes empty rental properties and construction sites to prevent vandalism, boats, storage facilities, even locations where individuals are storing emergency supplies and valuables.

The LightsOut solution uses a hardware and software together to provide security monitoring to consumers and businesses.

The all in one hardware device, which consists of a core technology based on the miniature Arduino platform, includes motion sensors, smoke detectors, access control and it can run up to 30 days on battery power alone. These tiny systems notify the system administrator of any preprogrammed alert via cell, email or text.

LightsOut includes a monthly monitoring fee, which becomes a recurring revenue stream for the product line.

Time Services

To complement our other products and services our company is currently developing time verification services and partnerships to provide verifiable time stamping which would constantly verify the accuracy of certain events with the NIST time servers.

MARKET, INDUSTRY AND OTHER DATA

Unless otherwise indicated, information contained in this report concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations. We have not independently verified the accuracy of any third party information. In addition, projections, assumptions and estimates of our future performance and the future performance of the industry in which we operate is necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described elsewhere in this report. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Our Market Opportunity

Global Growth

We believe that the security market is in the midst of a significant transition as organizations are investing in a new generation of security solutions to help protect them against today’s sophisticated and targeted cyber threats from both external attackers and malicious insiders. Gartner estimates that by 2020, 60% of enterprise information security budgets will be allocated to rapid detection and response approaches, up from less than 10% in 2014. Recognizing that traditional perimeter-based threat protection solutions are not sufficient to protect against today’s advanced cyber threats, enterprises are investing in security solutions within the datacenter to protect the inside of their networks. According to a 2012 report by International Data Corporation (IDC), worldwide spending on datacenter security solutions was $10.7 billion in 2011 and is expected to grow to $16.5 billion by 2016, representing a compound annual growth rate of 9.3%. According to the same report, worldwide spending for IT security solutions was $28.4 billion in 2011 and is expected to grow to $40.8 billion in 2016, representing a compound annual growth rate of 7.6%.

According to the cybersecurityventures.com cyber security market report:

•	Worldwide cybersecurity market grew from $3.5 billion in 2004 to $75 billion in 2015, forecasted to reach $170 billion by 2020.
•	The global cybersecurity market has grown approximately 35 times over the past 13 years. It is predicted to continue growing over the time to come and reach a staggering $170 billion by 2020. “
•	The United States is increasing it spending on cybersecurity from $14 billion in 2016 to $19 billion in 2017 which is over 35%

BUSINESS STRATEGY AND OPERATIONS

Customers

We typically sell our security products and services to channel partners such as MSP’s, who in turn sell to end users of various sizes and, at times, we also sell directly to end users, especially for our products such as LightsOut. Our end users include individuals small businesses, large enterprises, government organizations, and service providers, across a wide range of industries, including telecommunications, technology, government, financial services, education, retail, manufacturing and healthcare.

Sales and Marketing

We typically sell our security solutions to channel partners such as MSP’s, who in turn sell to end-customers.

Our main sales and marketing focus will be for our Penetration Testing Services and Medlock Secure Scan. The initial phase for marketing the MedLock Secure Scan will be to target U.S. companies that have received funding from Medicaid and Medicare Electronic Health Records “Meaningful Use” Incentive Funds. We have obtained the list of the companies who have received these funds and the software they have purchased to meet the requirement for future funding. These companies have annual requirements for performing Risk Assessments as well as maintaining HIPPA compliance and by targeting these companies though our MSP channel partners and offering them the our cost effective solution, we believe we will have a high level of success in selling into this market.

We plan to utilize distributors to market LightOuts to retail stores. We plan to also direct sell and market LightsOut through infomercials and we will also plan to market our products as LightsOut direct to our end users online, giving access to anyone wanting to purchase our products from our website.

Manufacturing

We plan to use third party providers to source and manufacture our LightsOut product.

We plan to contract with a manufacturer for LightsOuts that will provide us with finished products, which we plan to hold in inventory for distribution, sale and use.

Competition

The market for cyber security services related to our core business is intensely competitive, and we expect competition to increase in the future. Changes in the threat landscape and the broader IT infrastructure have led to quickly evolving client requirements for protection from security threats and adversaries.

The markets for our products are extremely competitive and are characterized by rapid technological change. The principal competitive factors in our core business markets include the following:

•	product performance, features, effectiveness, interoperability and reliability;
•	our ability to add and integrate new networking and security features and technological expertise;
•	compliance with industry standards and certifications;
•	price of products and services and total cost of ownership;
•	brand recognition;
•	customer service and support;
•	sales and distribution capabilities;
•	size and financial stability of operations; and
•	breadth of product line.

Among others, our competitors include Check Point Software Technologies Ltd. (“Check Point”), Secureworks Corp. (“Secureworks”), Qualys, Inc. (“Qualys”), FireEye, Inc. (“FireEye”), NetScout Systems, Inc. (“NetScout”).

We believe we can compete favorably based on our products’ performance, reliability and breadth, our ability to add and integrate new networking and security features and our technological expertise. The vast majority of our competitors are significantly larger, have greater financial, technical, marketing, distribution, customer support and other resources, are more established than we are and have significantly better brand recognition. All of these larger competitors have substantially broader product offerings and leverage their relationships based on other products or incorporate functionality into existing products in a manner that may discourage users from purchasing our products. Based in part on these competitive pressures, we may have to lower prices or attempt to add incremental features and functionality.

Conditions in our markets could change rapidly and significantly as a result of technological advancements or continuing market consolidation. The development and market acceptance of alternative technologies could decrease the demand for our products or render them obsolete. Our competitors may introduce products that are less costly, provide superior performance, market their products better, or achieve greater market acceptance than us. In addition, our larger competitors often have broader product lines and are in a better position to withstand any significant reduction in capital spending by end-users in these markets, and will therefore not be as susceptible to downturns in a particular market. The above competitive pressures are likely to continue to impact our business. We may not be able to compete successfully in the future, and competition may harm our business.

Our Competitive Strengths

We aim to be a leader in providing cyber security solutions that protect organizations against advanced cyber-attacks. We believe that the following key competitive advantages will allow us to achieve that leadership position:

The main competitive advantage of our company is our team and their expertise. Each of the officers of our company possesses a high level of expertise in the core groups of security management. From this foundation they will develop and grow an entity capable of assisting their clients in navigating a truly complete solution without conflicting software or security processes. Their high levels of expertise also allow many of their products to be customized to meet their client’s specifics requirements.

The following table provides details as to our company’s strength for our products and services:

Product or Service	Description	Competitive Strength
Penetration Testing	Our company’s core business provides penetration testing to healthcare institutions. Simply put our network engineers test the security of a client’s network by trying to “penetrate” its network.

The main competitive advantage for the penetration testing service is our engineers. As security navigators, penetration testing is a learned skill and with hundreds of tests performed, our engineers possess a very high level of expertise. In fact, in all of the tests conducted so far, they have yet to fail an authorized attempt to gain access to a client’s target asset prior to proper protocol’s being put in place.

Medlock

Medlock is a network scanner device. It is deployed after a penetration test in conjunction with our security center services when a client wants to hire our company to protect their network from the “bad guys”.

Medlock will reside inside the client’s network and perform preprogrammed network scans, then store and forward log files for future verification of designated events. Medlock can also detect wireless and other unauthorized network access.

The main competitive advantage Medlock is that it is a hardware solution combined with a managed service. We can secure a network inside and out because of the hardware being installed right inside a client’s system communicating constantly to our external security center.

LightsOut

LightsOut is a portable all in one hardware security device, which, includes motion sensors, smoke detectors, access control and it can run up to 45 days on battery power alone. LightsOut sends notifications via cell, email or text of location breach, outages, fire etc.

The main competitive advantages for LightsOut are that its portable has a tough rugged casing, and most importantly it uses long lasting batteries so it works without direct connection to power.

Compliance with Government Regulation

Government Regulation: Encrypted technologies that are exported

If we plan to export our information security solutions and technologies which incorporate encryption technology those solution may be exported outside the United States only if we obtain an export license or qualify for an export license exception. Compliance with applicable regulatory requirements regarding the export of our solutions and technologies may create delays in the introduction of our solutions and technologies in international markets, prevent our clients with international operations from utilizing our solutions and technologies throughout their global systems or prevent the export of our solutions and technologies to some countries altogether. In addition, various countries regulate the import of our appliance-based technologies and have enacted laws that could limit our ability to distribute, and our clients’ ability to implement, our technologies in those countries. Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons or technologies targeted by such regulations, could result in decreased use of our solutions and technologies by existing clients with international operations, loss of sales to potential clients with international operations and decreased revenue. If we fail to comply with export and import regulations, we may be denied export privileges, be subjected to fines or other penalties or fail to obtain entry for our technologies into other countries.

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

Research and Development

We focus our research and development efforts on developing new products, services and systems, and adding new features to existing products, services and systems. Our research and development strategy is to identify features, products and systems for both software and hardware that we believe are, or are expected to be, important to our end-users.

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property that has been approved or is pending for patents or trademarks.

We currently rely on trade secrets laws, confidentiality procedures and contractual provisions to protect our technology. We plan to use trademark, patent and copyright law in the future to further protect our intellectual property and technology when and where we believe we should protect them over and above existing trade secret law. We also plan to license software from third parties for inclusion in our products, including open source software and other software available on commercially reasonable terms.

Despite our efforts to protect our rights in our technology, unauthorized parties may attempt to copy aspects of our products and services or obtain and use information that we regard as proprietary. We plan to generally enter into confidentiality agreements with our employees, consultants, vendors and customers, and generally limit access to and distribution of our proprietary information. However, we cannot provide assurance that the steps we take will prevent misappropriation of our technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States, and many foreign countries do not enforce these laws as diligently as government agencies and private parties in the United States.

Employees

We have no employees. Our officers and directors provide their services to our company as independent consultants.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our corporate head office is located at 11340 Lakefield drive, Suite 200, Johns Creek, GA 30097. Our monthly rent is $300.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Markets under the symbol "SRUP". Our stock was listed for quotation on July 28, 2015. The first trade of our shares occurred on October 31, 2016.

On December 13, 2016, our shareholders’ list showed 11 registered shareholders with 35,763,339 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2016 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2016.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2016.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled “Risk Factors” beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a start-up company incorporated in the State of Nevada on May 7, 2014. Our previous business was seeking to engage in the designing, marketing and distribution of electronic cigarettes (“e-cigarette”) in East Africa.

As of October 14, 2016, a change of control of Sirrus Corp (“Sirrus” or the “Company”) occurred, new management was appointed on October 18, 2016, the Company established a new wholly owned subsidiary, Sirrus Security Inc. The business of the Company now focuses on cyber security.

Sirrus provides security technology products and services to help companies protect their assets and information. Sirrus is primarily focused on providing services to healthcare companies in the United States, which are required to be in compliance with government regulations such as HIPAA.

Our solutions provide organizations with various capabilities to search, analyze, and collect data and remediate problems. We are transitioning our business direction to enable Sirrus to become an industry leader in cyber security.

Sirrus provides tangible, provable network protection that keeps companies in compliance with privacy and HIPPA regulations for data storage and management in real time.

We plan to establish and grow our core business through our Penetration Testing Services, Security Navigator Consulting Services, and the use of or Medlock Scanning Device.

Plan of Operations

Our business objectives for the next twelve months, provided the necessary funding is available, are to expand upon our business with a focus on the development of our cyber security business.

We believe that we will be able to generate revenue once we secure one contract to initially sell our penetration testing services with an MSP. If we are able to establish additional contracts, we hope to generate additional revenue and prove our business model to be effective. However, we will still require an additional $1,181,000 in order to carry out our anticipated business operations for the next twelve months. It is management’s goal to increase our cash flow by securing additional MSP contracts, securing distribution channels, generating revenues and attract additional financing. We plan to sell securities of our company to raise additional capital, including convertible securities that may be dilutive to our shareholders. However, there can be no assurance that we will be able to raise additional capital, establish distribution contracts, or generate revenues from our operations. There can also be no assurance that we will be able to raise the additional capital we require to operate our business for the next twelve months.

The following chart provides an overview of our budgeted expenditures for the next twelve months. The expenditures are categorized by significant area of activity.

Description	Estimated Completion Date	Estimated Expenses ($)

Legal and accounting fees	12 months	135,000
Software & Hardware development	12 months	100,000
Product development & initial inventory manufacturing	12 months	100,000
Marketing and advertising	12 months	120,000
Investor relations and capital raising	12 months	180,000
Management fees*	12 months	240,000
Salaries and consulting fees**	12 months	276,000
General and administrative expenses***	12 months	30,000
Total		1,181,000

______________

*Management fees will consist of remuneration payable to any manager engaged to oversee the day to day operation of our business.

**Salaries will be paid to future employees or consultants retained to assist our company with sales and marketing efforts. Consultants may also be retained to contribute special expertise not possessed by our officers and directors.

***General and administrative expenses are the costs which we will incur sustaining our day to day business. These include such costs such as rent, phone, utilities, insurance, business licenses and incidental expenses.

We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any future private placement financings. If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our business activities and administrative expenses in order to be within the amount of capital resources that are available to us.

Results of Operations – For the Year Ended August 31, 2016 and August 31, 2015

We have not generated any revenues from inception through August 31, 2016.

	Year Ended August 31, 2016	Year Ended August 31, 2015
Revenues	$-	$-
Operating Expenses	$31,269	$45,886
Other Income, Net	$-	$-
Net Loss	$(31,269)	$(45,886)

We incurred a net loss in the amount of $31,269 and $45,886 for years ended August 31, 2016 and August 31, 2015, respectively.

Liquidity and Capital

Working Capital	As of August 31, 2016	As of August 31, 2015
Current Assets	$139	$15,229
Current Liabilities	$26,723	$10,544
Working Capital (Deficit)	$(26,584)	$4,685

Cash Flows	Year Ended August 31, 2016	Year Ended August 31, 2015
Net Cash Used in Operating Activities	$(29,246)	$(38,575)
Net Cash Provided by Financing Activities	$16,933	$31,144
Net Increase (Decrease) In Cash	$(12,313)	$(7,431)

As of August 31, 2016, we had a working capital deficit of $26,584 compared to a working capital of $4,685 as of August 31, 2015. As of August 31, 2016, we had current assets of $139 (2015 – $15,229) and current liabilities of $26,723 (2015 – $10,544). As of August 31, 2016, we used a total of $29,246 (2015 - $38,575) in operating activities and received $16,933 (2015 - $31,144) from financing activities.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of August 31, 2016, our company had a net loss of $31,269 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2017. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Revenue Recognition

Revenue from the sale of goods is recognized when the following conditions are satisfied:

•	Our company has transferred to the buyer the significant risks and rewards of ownership of the goods;
•	Our company retains neither continuing managerial involvement to the degree usually associated with ownership nor effective control over the goods sold;
•	The amount of revenue can be measured reliably;
•	It is probable that the economic benefits associated with the transaction will flow to the entity; and
•	The costs incurred or to be incurred in respect of the transaction can be measured reliably.

Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At August 31, 2016, our company had no potentially dilutive securities outstanding.

Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the year ended August 31, 2016.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Our company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sirrus Corp.

Johns Creek, GA

We have audited the accompanying balance sheets of Sirrus Corp. as of August 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. Sirrus Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sirrus Corp. as of August 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

December 14, 2016

SIRRUS CORP.

Balance Sheets

	August 31, 2016	August 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$139	$12,452
Inventory	-	1,840
Prepaid expenses	-	937
Total Current Assets	139	15,229

TOTAL ASSETS	$139	$15,229

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$9,404	$10,158
Due to related party	17,319	386
Total Current Liabilities	26,723	10,544

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 200,000,000 shares authorized, 35,763,339 shares issued and outstanding	358	358
Additional paid-in capital	56,932	56,932
Accumulated deficit	(83,874)	(52,605)
Total Stockholders' Equity (Deficit)	$(26,584)	4,685
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$139	$15,229

The accompanying notes are an integral part of these financial statements.

F-2

SIRRUS CORP.

Statements of Operations

	For the Year Ended
	August31	August 31
	2016	2015

OPERATING EXPENSES
General and administrative	$31,269	$45,886

NET LOSS	$(31,269)	$(45,886)
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	35,763,339	35,763,339

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Changes in Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Number of Shares	Amount	Capital	Deficit	Total

Balance - August 31, 2014	25,000,000	$250	$24,750	$(6,719)	$18,281
Common shares issued for cash	10,763,339	108	32,182	-	32,290
Net loss	-	-	-	(45,886)	(45,886)
Balance - August 31, 2015	35,763,339	358	56,932	(52,605)	4,685
Net loss	0	-	-	(31,269)	(31,269)
Balance - August 31, 2016	35,763,339	$358	$56,932	$(83,874)	$(26,584)

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Cash Flows

	For the Year Ended
	August 31	August 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,269)	$(45,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of inventory	1,840	-
Changes in operating assets and liabilities:
Inventory	-	(1,840)
Prepaid expenses	937	(637)
Accounts payable and accrued liabilities	(754)	9,788
Net cash used in operating activities	(29,246)	(38,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related party	17,319	-
Repayments of related party advances	(386)	(1,146)
Proceeds from sales of common shares	-	32,290
Net cash provided by financing activities	16,933	31,144

Net increase (decrease) in cash and cash equivalents	(12,313)	(7,431)
Cash and cash equivalents - beginning of period	12,452	19,883
Cash and cash equivalents - end of period	$139	$12,452

Supplemental Cash Flows Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.
Notes to the Financial Statements

NOTE 1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sirrus Corp. (the “Company”) was formed on May 7, 2014 in Nevada.  The Company was originally engaged in the business of designing, marketing and distributing electronic cigarettes (“e-cigarette”) in East Africa.

As of October 14, 2016, a change of control of the Company occurred, the Company now focuses on cyber security.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of August 31, 2016, the Company has incurred losses totaling $83,874 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s year-end is August 31.

b)	Estimates and Assumptions

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to defer income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Inventory is recorded at lower of cost or market; cost is computed on a first-in first-out basis. The inventory consisted of e-cigarettes, which were written down during the period ending August 31, 2016 as they were determined to be obsolete.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At August 31, 2016, the Company had no potentially dilutive securities outstanding.

i)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the year ended August 31, 2016.

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

NOTE 4. RELATED PARTY TRANSACTIONS

As of August, 2016 and 2015, the Company owed $17,319 and $386, respectively, to its former president and director, Ahmed Guled, for incorporation fees, product purchases, transfer agent fees, and travel expenses that he paid for on the Company’s behalf.  The total amount is unsecured, non-interest bearing, and has no specific terms for repayment.

NOTE 5. INCOME TAXES

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended August 31, 2016	Year Ended August 31, 2015
Income tax benefit computed at the statutory rate	$10,944	$16,060
Change in valuation allowance	(10,944)	(16,060)
Provision for income taxes	$-	$-

Significant components of the Company’s deferred tax assets and liabilities as at August 31, 2016 after applying enacted corporate income tax rates, are as follows:

Net operating loss carry forwards	$29,356
Less: valuation allowance	(29,356)
Net deferred tax asset	$-

As of August 31, 2016, the Company has unused net operating loss carry-forwards of $83,874 which will begin to expire in 2034. The Company provided a full valuation allowance to the deferred tax asset as of August 31, 2016 because it is not presently known whether future taxable income will be sufficient to utilize the loss carry-forwards.

NOTE 6. SUBSEQUENT EVENTS

On October 14, 2016, the Company, Ahmed Guled (the “Selling Stockholder”) and Linux Labs Technologies, Inc., a Georgia corporation entered into a Stock Purchase Agreement, dated October 14, 2016 (the “Purchase Agreement”). Ms. Sparrow Marcioni and Mr. Steven James share voting and dispositive control over Linux Labs on a 50/50 basis.

Pursuant to the Purchase Agreement, Linux Labs purchased 25 million shares of common stock, par value $0.00001 per share, of the Company held by the Selling Stockholder, representing approximately 69.90% of the issued and outstanding shares of the Company's common stock, and the Indebtedness (as defined below) in consideration for an aggregate purchase price of $50,000, consisting of $10,000 in cash and promissory note, in the principal amount of $40,000, bearing interest at the rate of 6% per annum, maturing on April 14, 2017 and secured by the Shares pursuant to a Stock Pledge Agreement, between the Linux Labs and the Selling Stockholder

Pursuant to a Debt Purchase Agreement, dated October 18, 2016, among the Company, Selling Stockholder and Linux Labs, Linux Labs purchased indebtedness owed the Selling Stockholder by the Company in the aggregate amount of $18,963.

Upon the consummation of the Purchase Agreement and the transactions contemplated thereby, there was a change in control of the Company.

As of October 14, 2016, a change of control of the Company occurred, new management was appointed and on October 18, 2016, the Company established a new wholly owned subsidiary, Sirrus Security Inc., a Georgia corporation. With the change of control and the formation of a wholly-owned subsidiary, the Company will now focus on cyber security.

On October 14, 2016, the Company entered into a Promissory Note Agreement for $25,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date.

On November 7, 2016, the Company entered into a Promissory Note Agreement for $3,000 with a third party unaffiliated lender. The Note bears interest at 8% per annum, and the principal amount and any interest thereon are due one year following the borrowing date.

On December 9, 2016, the Company entered into a Promissory Note Agreement for $3,630 with a third party unaffiliated lender. The Note is non interest bearing, and the principal amount is due thirty days following the borrowing date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based upon the evaluation of our disclosure controls and procedures as of the August 31, 2016, principal executive officer, principal financial officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, and we view as an integral part of our disclosure controls and procedures.

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

21

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

Changes in Internal Control Over Financial Reporting

There has been a change in management of the company. As of October 14, 2016. Ms. Sparrow Marcioni is the new Chief Executive Officer, President, Secretary and Treasurer of the company and Steven James is the new Chief Technology Officer of the company.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of the company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sparrow Marcioni	President, Chief Executive Officer, Secretary, Treasurer and Director	59	October 14, 2016

Steven James	Chief Technology Officer	50	October 14, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Sparrow Marcioni - President, Chief Executive Officer, Secretary, Treasurer and Director

Ms. Marcioni has acted as President, Chief Executive Officer, Secretary, Treasurer and Director of our company since October 14, 2016. Ms. Marcioni has been serving as Chief Executive Officer of Linux Labs International Inc. for the past 10 years (2006-2016). Linux Labs International is a cluster computing company that also does high level software and hardware development. Ms. Marcioni also served as President for BlueShift Wireless Inc., a company that built wireless access points and software for wireless applications, from 2007 to 2011.

Steven James – Chief Technology Officer

Mr. James has acted as our Chief Technology Officer since October 14, 2016. Mr. James has also been serving as the Chief Technology Officer of Linux Labs International Inc. for the past 10 years (2006-2016). Mr. James contributed intellectual property and has completed many client driven software and hardware development projects for Linux Labs International, including their proprietary NimbusOS. His expertise is in security related products and services.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

As of the date of this Annual Report, we have not adopted a Code of Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2016, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and no revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2016 and 2015; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2016 and 2015, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)

Ahmed Guled(1) Former Director and Former President, CFO,	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Secretary	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

__________

(1)	Mr. Guled resigned as president, secretary/treasurer, chief financial officer and chairman of the board of directors of our company on October 14, 2016.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended August 31, 2016, we did not grant any stock options.

Outstanding Equity Awards at Fiscal Year End

As of August 31, 2016, we had no outstanding equity awards.

Option Exercises and Stock Vested

During our fiscal year ended August 31, 2016, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 25, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Linux Labs Technologies Inc. (2) 2000 Riveredge Pkwy. NW, Suite 885 Atlanta, GA, 30328	25,000,000(3) Common Shares	69.90%
	25,000,000 Common Shares	69.90%

_____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 25, 2016. As of November 25, 2016 there were 35,763,339 shares of our company’s common stock issued and outstanding.
(2)	Linux Labs Technologies, Inc. is a company over which Sparrow Marcioni and Steven James, both officers and directors of our company, share voting and dispositive power on a 50/50 basis.
(3)	The Common Shares were acquired from Ahmed Guled, the previous President and CEO.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last two completed fiscal years.

Director Independence

We currently act with one director, Sparrow Marcioni.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a) (15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2016 and for fiscal year ended August 31, 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2016	August 31, 2015
Audit Fees	$11,700	$12,800
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$11,700	$12,800

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document.

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on November 3, 2014)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on November 3, 2014)
(10)	Material Contracts
10.1

Stock Purchase Agreement, dated October 14, 2016 by and among Sirrus Corp., Ahmed Guled and Linux Labs Technologies, Inc. (Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2016)

10.2	6% Promissory Note, dated October 14, 2016, of Linux Labs Technologies, Inc. for the benefit of Ahmed Guled (Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2016)
10.3

Stock Pledge Agreement, dated October 14, 2016, between Linux Labs Technologies, Inc., as Pledgor, and Ahmed Guled, as Pledgee (Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2016)

10.4

Debt Assumption Agreement, dated October 14, 2016, by and between Sirrus Corp., as Delegator, Linux Labs Technologies Inc., as Delegatee, and Ahmed Guled, as Obligee (Incorporated by reference to our Current Report on Form 8-K filed on October 20, 2016)

(21)	Subsidiaries of the Registrant
21.1	Sirrus Security, Inc. a Georgia corporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIRRUS CORP.
(Registrant)

Dated: December 14, 2016	/s/ Sparrow Marcioni
Sparrow Marcioni
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 14, 2016	/s/ Sparrow Marcioni
Sparrow Marcioni
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

