Form 10-Q
period 2016-11-30
SIRRUS CORP.
filed 2017-01-26
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission File Number 333-199818

SIRRUS CORP.
(Exact name of registrant as specified in its charter)

Nevada	814158931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11340 Lakefield Drive, Suite 200, Johns Creek, GA	30097
(Address of principal executive offices)	(Zip Code)

(888) 263-7622
(Registrant’s telephone number, including area code)

Not Applicable
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

☒  YES      ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

☐  YES      ☐  NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

35,796,339 common shares issued and outstanding as of January 13, 2017.

FORM 10-Q

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Sirrus Corp. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Sirrus Corp.

SIRRUS CORP.

Balance Sheets

	November 30, 2016	August 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$7,594	$139
Total Current Assets	7,594	139

TOTAL ASSETS	$7,594	$139

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$10,036	$9,404
Accrued interest	273	-
Due to previous shareholder	-	17,319
Promissory note	28,000	-
Total Current Liabilities	38,309	26,723

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 200,000,000 shares authorized, 35,763,339 shares issued and outstanding	358	358
Additional paid-in capital	74,251	56,932
Accumulated deficit	(105,323)	(83,874)
Total stockholders' (deficit) equity	(30,714)	(26,584)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,594	$139

The accompanying notes are an integral part of these financial statements.

4

SIRRUS CORP.

Statements of Operations

	For the Three Months Ended
	November30	November 30
	2016	2015

OPERATING EXPENSES
General and administrative	$10,052	$2,265
Professional fees	11,398	4,289

NET LOSS	$(21,450)	$(6,554)

Basic and Diluted Loss per Common Share	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	35,763,339	35,763,339

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Cash Flows

	For the Three Months Ended
	November 30	November 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,450)	$(6,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,567)
Accounts payable and accrued liabilities	632	(1,137)
Accrued interest	273	-
Net cash used in operating activities	(20,545)	(10,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of related party advances	-	(386)
Issuance of promissory note	28,000	-
Net cash provided by financing activities	28,000	(386)

Net increase (decrease) in cash and cash equivalents	7,455	(10,644)
Cash and cash equivalents - beginning of period	139	12,452
Cash and cash equivalents - end of period	$7,594	$1,808

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing transactions
Debt forgiven by previous related party	$17,319	$-

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Notes to the Audited Financial Statements

August 31, 2016

NOTE 1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sirrus Corp. (the “Company”) was formed on May 7, 2014 in Nevada. The Company was originally engaged in the business of designing, marketing and distributing electronic cigarettes (“e-cigarette”) in East Africa.

As of October 14, 2016, a change of control of the Company occurred. The Company now focuses on cyber security.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of November 30, 2016, the Company has incurred losses totaling $105,323 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

d)	Income Taxes

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

e)	Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At November 30, 2016, the Company had no potentially dilutive securities outstanding.

f)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

g)	Income Taxes

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

h)	Subsequent Events

The Company has evaluated all transactions through the financial statement issuance date for subsequent disclosure consideration.

i)	New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

As of November 30, 2016 and August, 2016, the Company owed $0 and $17,319, respectively, to its former president and director, for incorporation fees, product purchases, transfer agent fees, and travel expenses that they paid for on the Company’s behalf. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment. On October 18, 2016, the total amounts owing to the former president and director of $17,319 was forgiven and was recorded as an increase in additional paid-in capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pursuant to a Debt Purchase Agreement, dated October 18, 2016, among the Company, Selling Stockholder and Linux Labs, Linux Labs purchased indebtedness owed the Selling Stockholder by the Company.

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

Results of Operations

We have not generated any revenues since inception through November 30, 2016.

For the Three Months Ended November 30, 2016 Compared to the Three Months Ended November 30, 2015

	Three Months Ended
	November 30,
	2016	2015
Revenue	$-	$-
Operating Expenses:
General and administrative expenses	10,052	2,265
Professional fees	11,398	4,289
Net Loss	$(21,450)	$(6,554)

Our operating expenses, for the three months ended November 30, 2016 were $21,450 compared to $6,554 for the same period in 2015. General and administrative expenses increased due to additional consulting fees incurred. Professional fees increased due to additional accounting and legal fees incurred.

Liquidity and Capital Resources

Working Capital

	November 30,	August 31,
	2016	2016
Current Assets	$7,594	$139
Current Liabilities	38,309	26,723
Working Capital (Deficit)	$(30,174)	$(26,862)

Cash Flows

	Three Months Ended
	November 30,
	2016	2015
Cash Flows used in operating activities	$(20,545)	$(10,258)
Cash Flows used in investing activities	Nil	Nil
Cash Flows provided by financing activities	28,000	(386)
Net increase (decrease) in cash during period	$7,455	$(10,644)

Cash Flow from Operating Activities

During the three months ended November 30, 2016, cash used in operating activities was $20,545 compared to cash used in operating activities of $10,258 during the three months ended November 30, 2015. The cash used from operating activities was attributed a net loss of $21,450, increase in accounts payable of $632, and $273 accrued interest.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the three months ended November 30, 2016 and 2015.

Cash Flow from Financing Activities

During the three months ended November 30, 2016, cash flow from financing activities was $28,000 compared to cash flow used by financing activities of $386 during the three months ended November 30, 2015. The cash flow for financing activities for the three months ended November 30, 2016, was a result of the issuance of a promissory note of $28,000.

Going Concern

Our auditors issued a going concern opinion on our financial statements as of and for the period ended November 30, 2016. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to cover operating costs or raised enough funds. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.

Critical Accounting Policies

Use of Estimates

The discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States Dollars. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the three months ended November 30, 2016.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Our company is currently evaluating the effects of ASU 2014-15 on the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our three months covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we area party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on us.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_______

* Filed herewith

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRRUS CORP.
(Registrant)

Dated: January 26, 2017	/s/ Sparrow Marcioni
Sparrow Marcioni
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

