Form 10-Q
period 2017-02-28
SIRRUS CORP.
filed 2017-04-14
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-199818

SIRRUS CORP.
(Exact name of registrant as specified in its charter)

Nevada	81-4158931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11340 Lakefield Drive, Suite 200, Johns Creek GA	30097
(Address of principal executive offices)	(Zip Code)

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

35,763,339 common shares issued and outstanding as of April 10, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SIRRUS CORP.

Balance Sheets

(Unaudited)

	February 28, 2017	August 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$27,375	$139
Total Current Assets	27,375	139

TOTAL ASSETS	$27,375	$139

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$28,984	$9,404
Due to related parties	54,750	-
Due to previous shareholder	-	17,319
Short term notes	81,810	-
Total Current Liabilities	165,544	26,723

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 200,000,000 shares authorized, 35,763,339 shares issued and outstanding	358	358
Additional paid-in capital	74,252	56,932
Accumulated deficit	(212,779)	(83,874)
Total stockholders' deficit	(138,169)	(26,584)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,375	$139

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February28,	February 29,	February28,	February 29,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative	$106,454	$6,892	$127,631	$13,455
OPERATING LOSS	(106,454)	(6,892)	(127,631)	(13,455)

Interest expense	(1,001)	-	(1,274)	-
Foreign exchange gain (loss)	-	(12)	-	(3)

NET LOSS	$(107,455)	$(6,904)	$(128,905)	$(13,458)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	35,763,339	35,763,339	35,763,339	35,763,339

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 28,	February 29,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(128,905)	$(13,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	(475)
Accounts payable and accrued liabilities	19,581	(4,597)
Accrued interest	54,750	-
Net cash used in operating activities	(54,574)	(18,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	-	8,019
Repayments of related party advances	-	(386)
Issuance of short term notes	81,810	-
Net cash provided by financing activities	81,810	7,633

Net increase (decrease) in cash and cash equivalents	27,236	(10,897)
Cash and cash equivalents - beginning of period	139	12,452
Cash and cash equivalents - end of period	$27,375	$1,555

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing transactions
Debt assumed by related party	$17,319	$-

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.
Notes to the Audited Financial Statements
February 28, 2017

NOTE 1. NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sirrus Corp. (the “Company”) was formed on May 7, 2014 in Nevada. The Company was originally engaged in the business of designing, marketing and distributing electronic cigarettes (“e-cigarette”) in East Africa.

As of October 14, 2016, a change of control of the Company occurred, the Company now focuses on cyber security.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of February 28, 2017, the Company has incurred losses totaling $212,779 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended August 31, 2016 and notes thereto contained elsewhere in the Annual Report on Form 10-K filed with the SEC on December 14, 2016.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At February 28, 2017, the Company had no potentially dilutive securities outstanding.

f)	Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options for the six months ended February 28, 2017.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company adopted this pronouncement effective for the period ended February 28, 2017. The adoption did not have a material impact to the financial statements.

NOTE 3. RELATED PARTY TRANSACTIONS

As of February 28, 2017, and August, 2016, the Company owed $0 and $17,319, respectively, to its former president and director for incorporation fees, product purchases, transfer agent fees, and travel expenses that were paid on the Company’s behalf. The total amount was unsecured, non-interest bearing, and has no specific terms for repayment. On October 18, 2016, the total amounts owing to the former president and director of $17,319 were assumed by a related party.

During the six months ended February 28, 2017, the Company incurred expenses with two related parties for $54,750. As of February 28, 2017, amounts owing to these related parties were $54,750.

NOTE 4. PROMISSORY NOTES

On October 14, 2016, the Company entered into a promissory note agreement for $25,000. The promissory note bears interest at 8%, and matures one year after issuance. As of February 28, 2017, an amount of $751 of interest has been accrued.

On November 7, 2016, the Company entered into a promissory note agreement for $3,000. The promissory note bears interest at 8%, and matures one year after issuance. As of February 28, 2017, an amount of $74 of interest has been accrued.

On December 9, 2016, the Company entered into a promissory note agreement for $3,810. The promissory note is non-interest bearing and matures in April 2017.

On January 18, 2017, the Company entered into a promissory note agreement for $50,000. The promissory note bears interest at 8%, and matures one year after issuance. As of February 28, 2017, an amount of $449 of interest has been accrued.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

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

Pursuant to the Purchase Agreement, Linux Labs purchased from Mssr. Guled 25 million shares (the “Shares”), of common stock, par value $0.00001 per share (the “Common Stock”), of the Company held by the Selling Stockholder, representing approximately 69.90% of the issued and outstanding shares of the Company's common stock, and the Indebtedness (as defined below) in consideration for an aggregate purchase price of $50,000 (the “Purchase Price”), consisting of $10,000 in cash and $40,000 evidenced by a promissory note, dated October 14, 2016 (the “Note”), in the principal amount of $40,000, bearing interest at the rate of 6% per annum, maturing on April 14, 2017 and secured by the Shares pursuant to a Stock Pledge Agreement, dated October 14, 2016 (the “Stock Pledge Agreement”), between the Linux Labs and the Selling Stockholder (the “Transaction”). Pursuant to the Purchase Agreement, $40,000 of the Purchase Price was allocated to the Shares and $10,000 was allocated to purchase of the Indebtedness.

Pursuant to a Debt Purchase Agreement dated October 18, 2016, among the Company, Selling Stockholder and Linux Labs, Linux Labs purchased indebtedness owed the Selling Stockholder by the Company.

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

Results of Operations

Three Months Ended February 28, 2017 Compared to Three Months Ended February 29, 2016

We have not earned any revenues from inception through February 28, 2017.

	Three Months Ended February 28, 2017	Three Months Ended February 29, 2016
Revenue	$-	$-
Operating Expenses
General and administrative expenses	106,454	6,892
Other Income (expenses)	(1,001)	(12)
Net Loss	$(107,455)	$(6,904)

Our operating expenses, for the three months ended February 28, 2017 were $106,454 compared to $6,892 for the same period in 2016. The increase in operating expenses was primarily as a result of accounting and consulting fees included in general and administrative expenses. The increase in accounting and consulting fees are a result of additional costs for the Company’s new business focus of cyber security.

We incurred a net loss of $107,455 and $6,904 for the three months ended February 28, 2017 and February 29, 2016, respectively.

Six Months Ended February 28, 2017 Compared to Six Months Ended February 29, 2016

	Six Months Ended February 28, 2017	Six Months Ended February 29, 2016
Revenue	$-	$-
Operating Expenses
General and administrative expenses	127,631	13,455
Other Income (expenses)	(1,274)	(3)
Net Loss	$(128,905)	$(13,458)

Our operating expenses, for the six months ended February 28, 2017 were $127,631 compared to $13,455 for the same period in 2016. The increase in operating expenses was primarily as a result of accounting and consulting fees included in general and administrative expenses. The increase in accounting and consulting fees are a result of the Company incurring additional costs for the change of business, as well as additional costs for the new business focus of cyber security.

We incurred a net loss of $128,905 and $13,458 for the six months ended February 28, 2017 and February 29, 2016, respectively.

Liquidity and Capital Resources

Working Capital

	February 28, 2017	August 31, 2016
Current Assets	$27,375	$139
Current Liabilities	$165,544	$26,723
Working Capital (Deficit)	$(138,169)	$(26,584)

Cash Flows

	Six Months Ended	Six Months Ended
	February 28, 2017	February 29, 2016
Cash Flows used in Operating Activities	$(54,574)	$(18,530)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	81,810	7,633
Net Increase (Decrease) in Cash During Period	$27,236	$(10,897)

As at February 28, 2017, our cash balance was $27,375 and total assets were $27,375. As at August 31, 2016, our company’s cash balance was $139 and total assets were $139.

As at February 28, 2107, our company had total liabilities of $165,544, compared with total liabilities of $26,723 as at August 31, 2016.

As at February 28, 2017, our company had working capital deficiency of $138,169 compared with working capital deficiency of $26,584 as at August 31, 2016. The increase in working capital deficiency was primarily attributed to an increase in due to related parties of $54,750 and an increase in short term notes of $81,810.

Cash Flow from Operating Activities

During the six months ended February 28, 2017, we used $54,574 in cash from operating activities, compared to $18,530 cash used in operating activities during the six months ended February 29, 2016. The cash used from operating activities for the six months ended February 28, 2017 was attributed to increased accounting and consulting fees.

Cash Flow from Investing Activities

During the six months ended February 28, 2017, we used $0 in investing activities compared to $0 used in investing activities during the six months ended February 29, 2016.

Cash Flow from Financing Activities

During the six months ended February 28, 2017, we received $81,810 from financing activities compared to $7,633 received from financing activities during the six months ended February 29, 2016. The cash flow for financing activities for the six months ended February 28, 2017, was a result of the issuance of short-term notes of $81,810.

Going Concern

As of February 28, 2017, the Company has incurred losses totaling $212,779 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to cover operating costs or raised enough funds. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have plans or intentions to raise additional funds by way of the sale of additional securities.

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

Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the six months ended February 28, 2017.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Our Company adopted this pronouncement effective for the period ended February 28, 2017, the adoption did not have a material impact to the consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIRRUS CORP.
(Registrant)

Dated: April 14, 2017	/s/ Sparrow Marcioni
Sparrow Marcioni
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

