Form 10-Q
period 2017-05-31
SIRRUS CORP.
filed 2017-07-20
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

35,763,339 common shares issued and outstanding as of July 12, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SIRRUS CORP.

Balance Sheets

As of May 31, 2017 and August 31, 2016

(Unaudited)

	May 31, 2017	August 31, 2016

ASSETS

Current Assets
Cash and cash equivalents	$15,563	$139
Total Current Assets	15,563	139

TOTAL ASSETS	$15,563	$139

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$121,249	$9,404
Accrued interest	2,847	-
Due to related parties	127,250	-
Due to previous shareholder	-	17,319
Short term notes	84,410	-
Total Current Liabilities	335,756	26,723

STOCKHOLDERS' DEFICIT

Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 200,000,000 shares authorized, 35,763,339 shares issued and outstanding	358	358
Additional paid-in capital	74,251	56,932
Accumulated deficit	(394,802)	(83,874)
Total stockholders' deficit	(320,193)	(26,584)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,563	$139

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Operations

For the Three and Nine Months Ended May 31, 2017 and 2016

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative	$180,450	$13,499	$308,081	$20,403
OPERATING LOSS	(180,450)	(13,499)	(308,081)	(20,403)

Interest expense	(1,573)	-	(2,847)	-
NET LOSS	$(182,023)	$(13,499)	$(310,928)	$(20,403)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)	$(0.01)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	35,763,339	35,763,339	35,763,339	35,763,339

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Cash Flows

For the Nine Months Ended May 31, 2017 and 2016

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(310,928)	$(20,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	937
Accounts payable and accrued liabilities	111,845	(4,169)
Accrued interest	2,847	-
Due to related parties	127,250	-
Net cash used in operating activities	(68,986)	(23,635)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	-	15,519
Repayments of related party advances	-	(386)
Issuance of short term notes	84,410	-
Net cash provided by financing activities	84,410	15,133

Net increase (decrease) in cash and cash equivalents	15,424	(8,502)
Cash and cash equivalents - beginning of period	139	12,452
Cash and cash equivalents - end of period	$15,563	$3,950

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing transactions
Debt assumed by previous related party	$17,319	$-

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Notes to the Unaudited Financial Statements

May 31, 2017

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sirrus Corp. (the “Company”) was formed on May 7, 2014 in Nevada. The Company was originally engaged in the business of designing, marketing and distributing electronic cigarettes (“e-cigarette”) in East Africa.

As of October 14, 2016, a change of control of the Company occurred, the Company now focuses on cyber security.

These financial statements have been prepared on a going concern basis which assumes the Company will continue to realize it assets and discharge its liabilities in the normal course of business. As of May 31, 2017, the Company has incurred losses totaling $394,802 since inception, has not yet generated revenue from operations, and will require additional funds to maintain our operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company intends to finance operating costs over the next twelve months through continued financial support from its shareholders and private placements of common stock. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Interim Financial Statements

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2017. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited consolidated financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2016 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 14, 2016.

Use of Estimates and Assumptions

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents. As of May 31, 2017, and August 31, 2016 the Company had $15,563 and $139 cash and cash equivalents, respectively.

Earnings (Loss) Per Common Share ("EPS")

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At May 31, 2017, the Company had no potentially dilutive securities outstanding.

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

Recently Issued Accounting Pronouncements

The Company has reviewed recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial statements.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of May 31, 2017, and August 31, 2016, the Company owed $0 and $17,319, respectively, to its former president and director, for incorporation fees, product purchases, transfer agent fees, and travel expenses that they paid for on the Company’s behalf. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment. On October 18, 2016, the total amounts owing to the former president and director of $17,319 was assumed by a related party.

During the nine months ended May 31, 2017, the Company incurred expenses with two related parties for $139,000. As of May 31, 2017, amount owing to these related parties are $127,250.

NOTE 4 - PROMISSORY NOTES

On October 14, 2016, the Company entered into a promissory note agreement for $25,000. The promissory note bears interest at 8%, and matures one year after issuance. As of May 31 2017, an amount of $1,255 of interest has been accrued.

On November 7, 2016, the Company entered into a promissory note agreement for $3,000. The promissory note bears interest at 8%, and matures one year after issuance. As of May 31, 2017, an amount of $135 of interest has been accrued.

On December 9, 2016, the Company entered into a promissory note agreement for $3,810. The promissory note is non-interest bearing and matures in June 2017.

On January 18, 2017, the Company entered into a promissory note agreement for $50,000. The promissory note bears interest at 8%, and matures one year after issuance. As of May 31, 2017, an amount of $1,457 of interest has been accrued.

On May 11, 2017, the Company entered into a promissory note agreement for $1,500. The promissory note is non-interest bearing and matures in June 2017.

On May 31, 2017, the Company entered into a promissory note agreement for $1,100. The promissory note is non-interest bearing and matures in June 2017.

NOTE 5 – SUBSEQUENT EVENTS

Subsequent to May 31, 2017 and through the date that these financials were made available, the Company had the following subsequent events:

On July 6, 2017, the Company entered into a securities purchase agreement for two convertible promissory notes in the aggregate principal amount of $52,500. Each note bears interest at the rate of 10% per annum, and are due on July 6, 2018.

The first note was funded on July 10, 2017 for $26,250. Interest will be paid by the Company in common stock.

The second $26,250 note is a Back-End Note. In connection with the Back-End Note, the lender issued a secured recourse promissory note to the Company to offset the Back-End Note. During the first six-month period after the first note is issued, the Company may redeem the First Note by paying to an amount equal to 135% of the face amount plus any accrued interest during the first 90 days after issuance; 145% of the face amount plus any accrued interest from the 91st day through the 150th day after issuance; and 150% of the face amount plus any accrued interests from the 151st day through the 180th day after issuance. The first note may not be prepaid after the 180th day after issuance. The Back-End Note may not be prepaid.

The holder of the notes may convert all or any amount the principal face amount of the Notes then outstanding and accrued interest into shares of the Company's Common Stock at a price per share equal to 50% of the lesser of the lowest closing bid or the lowest trading price: (i) twenty prior trading days, including the day upon which a Notice of Conversion is received by the Company or (ii) the twenty prior trading days immediately preceding the issuance date of the Notes.

On May 8, 2017 (the "Effective Date"), Sirrus Security, Inc. ("Sirrus Security"), a Georgia corporation and wholly-owned subsidiary of the Company, entered into a Strategic Partnership Agreement with RelifyTime, LLC, a Nevada limited liability company ("Relify"), pursuant to which Relify has engaged Sirrus Security to develop and design a software applications program and hosting platform to be known as "Relify Time". As consideration for the development and use of the Product, Relify has agreed to pay Sirrus Security a royalty fee in an amount equal to 40% of the gross profit (gross sales less cost of goods sold), commencing on the date when Relify first sells licensed services incorporating the Product until an aggregate of $500,000 has been paid to Sirrus Security.

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

On October 14, 2016, the Company, Ahmed Guled (the “Selling Stockholder”) and Linux Labs Technologies, Inc., a Georgia corporation entered into a Stock Purchase Agreement, dated October 14, 2016. Ms. Sparrow Marcioni and Mr. Steven James share voting and dispositive control over Linux Labs on a 50/50 basis.

Pursuant to the Purchase Agreement, Linux Labs purchased 25 million shares of common stock of the Company held by the Selling Stockholder, representing approximately 69.90% of the issued and outstanding shares of the Company's common stock, and the Indebtedness (as defined below) in consideration for an aggregate purchase price of $50,000, consisting of $10,000 in cash and $40,000 evidenced by a promissory note, dated October 14, 2016, in the principal amount of $40,000, bearing interest at the rate of 6% per annum, maturing on April 14, 2017 and secured by the Shares pursuant to a Stock Pledge Agreement dated October 14, 2016 between the Linux Labs and the Selling Stockholder. Pursuant to the Stock Purchase Agreement, $40,000 of the purchase price was allocated to the shares and $10,000 was allocated to purchase of the Indebtedness.

Pursuant to a Debt Purchase Agreement, dated October 18, 2016, among the Company, Selling Stockholder and Linux Labs, Linux Labs purchased indebtedness owed the Selling Stockholder by the Company.

Upon the consummation of the Stock Purchase Agreement and the transactions contemplated thereby, there was a change in control of the Company.

As of October 14, 2016 a change of control of the Company occurred, new management was appointed and on October 18, 2016, the Company established a new wholly owned subsidiary, Sirrus Security Inc., a Georgia corporation. With the change of control and the formation of a wholly-owned subsidiary, the Company will now focus on cyber security.

On April 26, 2017, Sirrus Security, Inc. (“Sirrus Security”), a Georgia corporation and wholly-owned subsidiary of the Company entered into an Independent Contractor Agreement with American Academy Holdings LLC, a North Carolina limited liability company d/b/a Healthicity (“Healthicity”), pursuant to which Healthcity engaged Sirrus Security to perform the following services to Healthcity and its clients, including, but not limited to the following:

1.	Penetration Testing: Network Discovery, exploration, vulnerability Assessment & Reporting.
2.	Risk Analysis: Technical Assessment and configuration review and Security Testing and Evaluation

After the in-depth penetration and risk analysis, Sirrus Security will provide key findings to Healthicity, including a high level overview, an inventory of identified systems, ports, software versions, and vulnerabilities that may pose a risk, and a detailed report containing serious vulnerabilities with impacts, descriptions, and recommendations.

Healthicity may terminate the agreement at any time without cause effective upon five (5) working days' prior written notice to Sirrus Security. In addition, Healthcity may terminate the agreement effective immediately if Sirrus Security is convicted of any crime or offense, fails or refuses to comply with the written policies or reasonable directive of Healthicity, is guilty of serious misconduct in connection with performance hereunder, violates HIPAA Privacy or materially breaches provisions of this agreement.

Under the Agreement, in connection with the services, Sirrus Security will have responsibilities with respect to the Use and/or Disclosure of Protected Health Information (“PHI”) as mandated by the Privacy Standards (45 C.F.R. Parts 160 and 164), Electronic Transactions Standards (45 C.F.R. Parts 160 and 162), and Security Standards (45 C.F.R. Parts 160, 162 and 164) promulgated under the Administrative Simplifications subtitle of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) as well as the data breach notification requirements as promulgated under the American Recovery and Reinvestment Act of 2009 (“ARRA”).

On May 8, 2017, Sirrus Security, entered into a Strategic Partnership Agreement with RelifyTime, LLC, a Nevada limited liability company ("Relify"), pursuant to which Relify has engaged Sirrus Security to develop and design a software applications program and hosting platform to be known as "Relify Time".

As consideration for the development and use of the product, Relify has agreed to pay Sirrus Security a royalty fee in an amount equal to 40% of the gross profit (gross sales less cost of goods sold), commencing on the date when Relify first sells licensed services incorporating the Product until an aggregate of $500,000 has been paid to Sirrus Security.

During the royalty period, Sirrus Security will provide maintenance and support for product. Any support and maintenance services, updates, versions or new releases after the expiration of the royalty period shall be contracted under a separate agreement between the parties to be executed no later than 30 days prior to the end of the royalty period.

At any time during the term of the agreement and up to one year thereafter, if Relify decides to sell the product to a third party, Sirrus Security will have a 30-day right of first refusal to acquire the product from Relify. At any time during the term of the agreement and one year thereafter, Relify shall grant Sirrus Security the right of first refusal for any financing transaction, expiring 14 days after notice is given.

Upon the completion of the royalty period, all intellectual property rights developed by Sirrus Security in connection with the provision of the services to Relify under the Agreement, or jointly by Sirrus Security or Relify, or by Sirrus Security pursuant to the specifications or instructions provided by Relify, shall belong exclusively to Relify. All pre-existing intellectual property rights shall remain the sole property of Sirrus Security. Notwithstanding anything contained in the Agreement, Sirrus Security shall be free to use any ideas, concepts, or know-how developed or acquired by Sirrus Security during the performance of the agreement to the extent obtained and retained by Sirrus Security’ personnel.

The term of the agreement continues until the completion of the Royalty Period. The agreement may be terminated by either party upon written notice to the other, if the other party breaches any material obligation under the agreement and fails to cure such breach within 30 days of receiving notification. In the case of a termination of the agreement, Relify has agreed to pay Sirrus Security for all services rendered and work performed up to the effective date of the termination.

The agreement also contains customary indemnification and confidentiality provisions. Neither party may assign its rights or obligations under the agreement without the prior written consent of the other party.

We have not declared bankruptcy, been involved in receivership or any similar proceeding.

Our office is located at 11340 Lakefield Drive, Suite 200, Johns Creek GA 30097 and our telephone number is (888) 263-7622. Our registered statutory office is located at 711 S. Carson Street, Suite 6, Carson City, Nevada 89701, (775) 882-4641. We do not own any property.

Results of Operations

Three Months Ended May 31, 2017 Compared to Three Months Ended May 31, 2016

We have not earned any revenues from inception through May 31, 2016.

	Three Months Ended May 31, 2017	Three Months Ended May 31, 2016
Revenue	$-	$-
Operating Expenses
General and administrative expenses	180,450	13,499
Other Income (expenses)
Interest expense	1,573	-
Net loss	$(182,023)	$(13,499)

Our operating expenses, for the three months ended May 31, 2017 were $180,450 compared to $13,499 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in management fees, accounting, and consulting fees. During the three months ended May 31, 2017, interest expense of $1,573 was incurred.

We incurred a net loss of $182,023 and $13,499 for the three months ended May 31, 2017 and May 31, 2016, respectively.

Nine months Ended May 31, 2017 Compared to Nine months Ended May 31, 2016

	Nine months Ended May 31, 2017	Nine months Ended May 31, 2016
Revenue	$-	$-
Operating Expenses
General and administrative expenses	308,081	20,403
Other Income (expenses)
Interest expense	2,847	-
Net Loss	$(310,928)	$(20,403)

Our operating expenses, for the nine months ended May 31, 2017 were $308,081 compared to $20,403 for the same period in 2016. The increase in operating expenses was primarily as a result of an increase in management fees, accounting, and consulting fees.

We incurred a net loss of $310,928 and $20,403 for the nine months ended May 31, 2017 and May 31, 2016, respectively.

Liquidity and Capital Resources

Working Capital

	May 31, 2017	August 31, 2016
Current Assets	$15,563	$139
Current Liabilities	$335,756	$26,723
Working Capital Deficit	$(320,193)	$(26,584)

Cash Flows

	Nine months Ended	Nine months Ended
	May 31, 2017	May 31, 2016
Cash Flows used in Operating Activities	$(68,986)	$(23,635)
Cash Flows from Investing Activities	-	-
Cash Flows from Financing Activities	84,410	15,133
Net Increase (Decrease) in Cash	$15,424	$(8,502)

As at May 31, 2017, the Company’s cash balance was $15,563 and total assets were $15,563. As at August 31, 2016, our company’s cash balance was $139 and total assets were $139.

As at May 31, 2107, the Company had total liabilities of $335,756, compared with total liabilities of $26,723 as at August 31, 2016.

As at May 31, 2017, the Company had working capital deficiency of $320,193 compared with working capital deficiency of $26,862 as at August 31, 2016. The decrease in working capital was primarily attributed to increase in accounts payable, due to related parties, and short term notes.

Cash Flow from Operating Activities

During the nine months ended May 31, 2017, the Company used $68,986 in cash from operating activities, compared to $23,635 cash used in operating activities during the nine months ended May 31, 2016. The cash used from operating activities for the nine months ended May 31, 2017 was attributed to a net loss of $310,928, offset by an increase in accounts payable and accrued liabilities of $111,845, accrued interest of $2,847, and an increase in due to related parties of $127,250.

Cash Flow from Investing Activities

During the nine months ended May 31, 2017, the Company used $0 in investing activities compared to $0 used in investing activities during the nine months ended May 31, 2016.

Cash Flow from Financing Activities

During the nine months ended May 31, 2017 our company received $84,410 from financing activities compared to $15,133 received from financing activities during the nine months ended May 31, 2016. The cash flow for financing activities for the nine months ended May 31, 2017, was a result of the issuance of short term notes for $84,410.

Going Concern

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

Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the nine months ended May 31, 2017.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Our Company adopted this pronouncement effective for the period ended May 31, 2017, the adoption did not have a material impact to the consolidated financial statements..

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

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

SIRRUS CORP.
(Registrant)

Dated: July 20, 2017	/s/ Sparrow Marcioni
Sparrow Marcioni
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

