Form 10-K
period 2017-08-31
SIRRUS CORP.
filed 2017-12-15
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-55343

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

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 2017 was $861,067 based on a $0.08 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

730,533,560 common shares as of December 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

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

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Sirrus Corp., and our wholly-owned subsidiary, Sirrus Security, Inc. an Georgian corporation, unless otherwise indicated.

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

On April 26, 2017, Sirrus Security, Inc. (“Sirrus Security”), a Georgia corporation and wholly-owned subsidiary of the Company entered into an Independent Contractor Agreement with American Academy Holdings LLC, a North Carolina limited liability company d/b/a Healthicity (“Healthicity”), pursuant to which Healthcity engaged Sirrus Security to perform the following services to Healthicity and its clients, including, but not limited to the following:

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

Healthicity may terminate the agreement at any time without cause effective upon five (5) working days' prior written notice to Sirrus Security. In addition, Healthicity may terminate the agreement effective immediately if Sirrus Security is convicted of any crime or offense, fails or refuses to comply with the written policies or reasonable directive of Healthicity, is guilty of serious misconduct in connection with performance hereunder, violates HIPAA Privacy or materially breaches provisions of this agreement.

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

The Company is currently evaluating the potential future economic benefit of the agreement and has yet to determine an accurate estimate of future revenues associated with the agreement. No revenues have been earned to date.

The agreement is still in effect as of the date of this filing, and the Company is continuing to work with the partner to complete the expected goals of the agreement.

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

The agreement is still in effect as of August 31, 2017, and the Company is continuing to work with the partner to complete the expected goals of the agreement.

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

Description of Business

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

7

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

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive office location and mailing address is 11340 Lakefield Drive, Suite 200, Johns Creek GA 30097. Our monthly rent is $200.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the OTC Markets under the symbol "SRUP". Our stock was listed for quotation on July 28, 2015. The first trade of our shares occurred on October 31, 2016.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
August 31, 2017	$0.15	$0.0052
May 31, 2017	$0.125	$0.0555
February 28, 2017	$0.83	$0.0521
November 30, 2016	$0.25	$0.25

Our shares are issued in registered form. Action Stock Transfer Corporation at 2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121 (Telephone: (801) 24-1088) is the registrar and transfer agent for our common shares.

On November 28, 2017, the shareholders’ list showed 2 registered shareholders with 35,763,339 shares of common stock outstanding.

Description of Securities

The authorized capital stock of our company consists of 8,000,000,000 shares of common stock, at $0.00001 par value and 100,000,000 shares of preferred stock, at $0.00001 par value.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended August 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended August 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended August 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Description	Estimated Expenses ($)

Legal and accounting fees	135,000
Software & Hardware development	100,000
Product development & initial inventory manufacturing	100,000
Marketing and advertising	120,000
Investor relations and capital raising	180,000
Management fees*	240,000
Salaries and consulting fees**	276,000
General and administrative expenses***	30,000
Total for next 12 months	1,181,000

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

Results of Operations – For the Year Ended August 31, 2017 and 2016

We have not generated any revenues from inception through August 31, 2017.

	Year	Year
	Ended	Ended
	August31,	August31,
	2017	2016	Changes
Revenues	$-	$-	$-
Operating Expenses	$520,439	$31,269	$489,170
Other Expenses	$42,464	$-	$42,464
Net Loss	$(562,903)	$(31,269)	$(531,634)

We incurred a net loss in the amount of $562,903 and $31,269 for years ended August 31, 2017 and 2016, respectively.

Operating expenses were $520,439 for the year ended August 31, 2017, compared to $31,269 for the year ended August 31, 2016, due to the increase in professional fees of $264,687 and management consulting fees of $205,000 incurred during the year.

Liquidity and Capital

	As of	As of
	August 31,	August 31,
Working Capital	2017	2016	Changes

Current Assets	$1,684	$139	$1,545
Current Liabilities	$573,852	$26,723	$547,129
Working Capital (Deficiency)	$(572,168)	$(26,584)	$(545,584)

As of August 31, 2017, we had a working capital deficit of $572,168 compared to a working capital deficit of $26,854 as of August 31, 2016. As of August 31, 2017, we had current assets of $1,684 and $139, respectively. As of August 31, 2017, we had current liabilities of $573,852 composed of accounts payable and accrued liabilities of $237,728, accrued interest of $4,823, amount due to related parties for consulting management fees of $181,750, short-term notes of $86,910, convertible notes of $4,027 and derivative liabilities of $58,614, as compared to current liabilities of $26,723 as of August 31, 2016, consisted of accounts payable and accrued liabilities of $9,404 and due to previous shareholder of $17,319.

	Year	Year
	Ended	Ended
	August31,	August31,
Cash Flows	2017	2016	Changes

Net cash used in operating activities	$(110,365)	$(29,246)	$(81,119)
Net cash provided by financing activities	$111,910	$16,933	$94,977
Net increase (decrease) in cash and cash equivalents	$1,545	$(12,313)	$13,858

Operating Activities

For the year ended August 31, 2017, net cash used in operating activities was $110,365, related to our net loss of $562,903, reduced by amortization of debt discount of $4,027, change in fair value derivative of $2,348, fair value of derivative in excess of debt of $31,266, and increase of accounts payable and accrued liabilities of $228,324, an increase in accrued interest of $4,823 and an increase in due to related parties of $181,750.

For the year ended August 31, 2016, net cash used in operating activities was $29,246, related to our net loss of $31,269, reduced by write-down of inventory of $1,840 and a decrease in prepaid expenses of $937, and increased by a decrease in accounts payable and accrued liabilities of $754.

Financing Activities

For the year ended August 31, 2017, net cash provided by financing activities was $111,910, mainly attributed to proceeds from issuance of short-term notes of $101,410 and proceeds from issuance of convertible notes of $25,000. The Company has repaid short-term notes of $14,500.

For the year ended August 31, 2016, net cash provided by financing activities was $16,933 from related party advances.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

For the year ended August 31, 2017, our company had a net loss of $562,903 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending August 31, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Earnings (Loss) Per Common Share (“EPS”)

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At August 31, 2017, our company had no potentially dilutive securities outstanding.

Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the year ended August 31, 2017.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our company’s management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

SIRRUS CORP.

AUDITED FINANCIAL STATEMENTS

AUGUST 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Sirrus Corp.

Johns Creek, Georgia

We have audited the accompanying balance sheets of Sirrus Corp. as of August 31, 2017 and 2016 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. Sirrus Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sirrus Corp. as of August 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

December 14, 2017

SIRRUS CORP.

Balance Sheets

	As of August 31, 2017	As of August 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$1,684	$139
Total Current Assets	1,684	139

TOTAL ASSETS	$1,684	$139

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$237,728	$9,404
Accrued interest	4,823	-
Accounts payable - related parties	181,750	-
Due to previous shareholder	-	17,319
Short term notes	86,910	-
Convertible note payable, net of unamortized debt discount of $22,223	4,027	-
Derivative liabilities	58,614	-
Total Current Liabilities	573,852	26,723

STOCKHOLDERS' DEFICIT
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 8,000,000,000 shares authorized, 1,430,533,560 shares issued and outstanding	14,305	14,305
Additional paid-in capital	60,304	42,985
Accumulated deficit	(646,777)	(83,874)
Total stockholders' deficit	(572,168)	(26,584)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,684	$139

The accompanying notes are an integral part of these financial statements.

 SIRRUS CORP.

Statements of Operations

	For the Year Ended
	August 31,	August 31,
	2017	2016

OPERATING EXPENSES
General and administrative	$33,095	$13,612
Management fees	205,000	-
Professional fees	282,344	17,657
OPERATING LOSS	(520,439)	(31,269)

Other expenses
Interest expense	(8,850)	-
Fair value of derivative liability in excess of debt	(31,266)	-
Change in fair value of derivative liability	(2,348)	-
Total other expenses	(42,464)	-

NET LOSS	$(562,903)	$(31,269)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	1,430,533,560	1,430,533,560

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

*Balance - August 31, 2015	1,430,533,560	$14,305	$42,985	$(52,605)	$4,685
Net loss	-	-	-	(31,269)	(31,269)
*Balance - August 31, 2016	1,430,533,560	$14,305	$42,985	$(83,874)	$(26,584)
Debt forgiven by previous related party	-	-	17,319	-	17,319
Net loss	-	-	-	(562,903)	(562,903)
Balance – August 31, 2017	1,430,533,560	$14,305	$60,304	$(646,777)	$(572,168)

* retroactively restated to reflect forward stock split

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Statements of Cash Flows

	For the Year Ended
	August 31,	August 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(562,903)	$(31,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	4,027	-
Change in fair value of derivative	2,348
Fair value of derivative in excess of debt	31,266
Write-down of inventory	-	1,840
Changes in operating assets and liabilities:
Prepaid expenses	-	937
Accounts payable and accrued liabilities	228,324	(754)
Accrued interest	4,823	-
Accounts payable - related parties	181,750	-
Net cash used in operating activities	(110,365)	(29,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	1,250	17,319
Repayments of related party advances	(1,250)	(386)
Proceeds from issuance of short term notes	101,410	-
Repayments of short term notes	(14,500)	-
Proceeds from issuance of convertible note	25,000	-
Net cash provided by financing activities	111,910	16,933

Net increase (decrease) in cash and cash equivalents	1,545	(12,313)
Cash and cash equivalents - beginning of period	139	12,452
Cash and cash equivalents - end of period	$1,684	$139

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing transactions
Debt forgiven by previous related party recognized as additional paid in capital	$17,319	$-
Derivative liability recognized as debt discount	$25,000	$-
Original issue discount and deferred financing cost	$1,250	$-

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Notes to the Financial Statements

August 31, 2017 and 2016

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sirrus Corp. (the “Company”) was formed on May 7, 2014 in Nevada. The Company was originally engaged in the business of designing, marketing and distributing electronic cigarettes (“e-cigarette”) in East Africa.

As of October 14, 2016, a change of control of the Company occurred, the Company now focuses on cyber security.

The Company has incurred operating loss of $562,903 during the year ended August 31, 2017 and has an accumulated deficit of $646,777 as of August 31, 2017. Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors. See Note 9 – Subsequent Events.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The Company’s fiscal year-end is August 31.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about the valuation and recognition of derivative liability, valuation allowance for deferred tax assets.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at August 31, 2017, or 2016.

Fair Value of Financial Instruments

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles. The fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company's financial instruments consist primarily of cash, accounts payable and accrued expenses, loans payable, convertible notes and derivative liabilities. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Black-Scholes option valuation model was used to estimate the fair value of a convertible promissory note issued to an investor. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical stock price of the Company. There were no transfers into or out of “Level 3” during the years ended August 31, 2017.

The following table summarizes fair value measurements by level at August 31, 2017 and 2016 measured at fair value on a recurring basis:

August 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$58,614	$58,614

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$-	$-

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in income (loss). If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including convertible debentures, stock purchase warrants and stock options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income (loss). For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Subsequent Events

The Company has evaluated all transactions from August 31, 2017 to the date that these financials were issued for disclosure consideration.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year. The guidance is now effective for public companies for annual periods beginning after December 15, 2017, as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. The Company is currently evaluating the impacts of the new guidance on its financial statements.

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The Company is currently evaluating this guidance and the impact it will have on its financial statements.

In November 2016, the Financial Accounting Standards Board (FASB) clarified the presentation and disclosure requirements of restricted cash. The amended standard requires entities to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling beginning-of-period and end-of-period total cash. The amendments apply to all entities with restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating this guidance and the impact it will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in the accounting for employee share-based payment transactions. One of the simplifications relates to forfeitures of awards. Under current GAAP, an entity estimates the number of awards for which the requisite service period is expected to be rendered and base the accruals of compensation cost on the estimated number of awards that will vest. This ASU permits an entity to make an entity-wide accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures in compensation cost when they occur. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Earlier application is permitted. The Company has adopted the standard and does not expect this standard to have a material impact on its financial statements and disclosures.

NOTE 3 - RELATED PARTY TRANSACTIONS

As of August 31, 2017, and August 31, 2016, the Company owed $0 and $17,319, respectively, to its former president and director, for incorporation fees, product purchases, transfer agent fees, and travel expenses that they paid for on the Company’s behalf. The total amount was unsecured, non-interest bearing, and had no specific terms for repayment. On October 18, 2016, the total amount owing to the former president and director of $17,319 was forgiven and recorded as additional paid-in capital.

During the year ended August 31, 2017, the Company incurred management consulting expenses with two related parties for $205,000. As of August 31, 2017, amount owing to these related parties was $181,750. There is no formal agreement between the parties. The Company incurs the expenses on a month by month basis dependent on services required as needed. Amounts paid to the parties during the year ended August 31, 2017 were $23,250. The consulting expenses were related to contract Chief Technical Officer and Chief Executive Officer duties. No other compensation was paid to officers of the Company.

During the year ended August 31, 2017, the Company borrowed $1,250 from its stockholder. The total amount is unsecured, non-interest bearing, and has no specific terms for repayment. The Company paid $1,250 during the year ended August 31, 2017. As of August 31, 2017, amount owed was $nil.

NOTE 4 - PROMISSORY NOTES

As of August 31, 2017 and 2016, promissory notes consist of the following:

	August 31,	August 31,
	2017	2016
Promissory Notes - originated in October 2016	$25,000	$-
Promissory Notes - originated in November 2016	3,000	-
Promissory Notes - originated in December 2016	3,810	-
Promissory Notes - originated in January 2017	50,000	-
Promissory Notes - originated in May 2017	100	-
Promissory Notes - originated in June 2017	5,000	-
Subtotal	86,910	-
Less: current portion of notes payable	(86,910)	-
Long-term notes payable	$-	$-

On October 14, 2016, the Company entered into a promissory note agreement for $25,000. The promissory note bears interest at 8%, and matured one year after issuance. As of August 31, 2017, an amount of $1,759 of interest was accrued. The note is unsecured, and currently in default.

On November 7, 2016, the Company entered into a promissory note agreement for $3,000. The promissory note bears interest at 8%, and matured one year after issuance. As of August 31, 2017, an amount of $195 of interest was accrued. The note is unsecured, and currently in default.

On December 9, 2016, the Company entered into a promissory note agreement for $3,810. The promissory note was non-interest bearing and matured in June 2017. On November 22, 2017, the loan was fully repaid.

On January 18, 2017, the Company entered into a promissory note agreement for $50,000. The promissory note bears interest at 8%, and matures one year after issuance. As of August 31, 2017, an amount of $2,466 of interest was accrued.

On May 11, 2017, the Company entered into a promissory note agreement for $1,500. The promissory note is non-interest bearing and matured in June 2017. In July 2017, the loan was fully repaid.

On May 31, 2017, the Company entered into a promissory note agreement for $1,100. The promissory note is non-interest bearing and matured in June 2017. In August 2017, a $1,000 loan repayment was made. The note is currently in default.

On June 8, 2017, the Company entered into a promissory note agreement for $5,000. The promissory note is non-interest bearing and matured in July 2017. In August 2017, a $1,000 loan repayment was made. The note is currently in default.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at August 31, 2017 and 2016:

	August 31	August 31
	2017	2016
Convertible Note - July 2017	$26,250	$-
Less debt discount and debt issuance cost	22,223	-
	4,027	-
Less current portion of convertible notes payable	4,027	-
Long-term convertible notes payable	$-	$-

The Company recognized amortization expense related to the debt discount and deferred financing fees of $4,027 for the year ended August 31, 2017, which is included in interest expense in the statements of operations.

10% Convertible Note – July 2017

On July 6, 2017, the Company issued a 10% Convertible Note (the “10% Convertible Note”) in the principal amount of $26,250 for cash proceeds of $25,000 with $1,250 of financing costs. The 10% Convertible Note bears interest at the rate of 10% per annum and matures July 6, 2018. The holder is entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock. The conversion price is 50% of the lowest trading price of the Common Stock for the twenty (20) trading days immediately prior to the applicable conversion date.

NOTE 6. DERIVATIVE LIABILITIES

The embedded conversion options of the Company’s convertible debentures described in Note 5 contain conversion features that are accounted for as derivative liabilities. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on derivative financial instruments.

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on NASDAQ), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

Year Ended
August 31, 2017
Expected term	0.85 year - 1 year
Expected average volatility	384% - 432%
Expected dividend yield	0%
Risk-free interest rate	1.18%-1.23%

The following table summarizes the derivative liabilities included in the balance sheet at August 31, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2016	$-
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	25,000
Derivatives liabilities in excess of debt	31,266
Loss on change in fair value of the derivative liabilities	2,348
Balance – August 31, 2017	$58,614

The following table summarizes the loss on derivative liability included in the income statement of operations for the year ended August 31, 2017.

Year Ended
August 31,
2017
Day one loss due to derivative liabilities on convertible notes and warrants	$(31,266)
Loss on change in fair value of the derivative liabilities	(2,348)
Total loss related to derivative liabilities	$(33,614)

NOTE 7 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue an aggregate of 100,000,000 shares of preferred stock with a par value of $0.00001 per share. As at August 31, 2017 and 2016, no preferred shares had been issued.

Common Stock

On November 22, 2017, the Company executed a written consent to approve the increase of the Company’s total authorized common shares from 200,000,000 shares to 8,000,000,000 shares with par value of $0.00001 per share and the execution of a forward split at the rate of forty shares for every one share then issued and outstanding. The outstanding shares have been restated retroactively to reflect the forward split for all periods presented.

As at August 31, 2017 and August 31, 2016, the Company had 1,430,533,560 shares of common stock issued and outstanding.

NOTE 8 – PROVISION FOR INCOME TAXES

For the years ended August 31, 2017 and 2016, the Company had incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forwards have been fully reserved. The cumulative net operating loss carry-forwards are approximately $613,163 at August 31, 2017 and will begin expiring in the year 2028.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to the net loss before provision for income taxes for the following reasons:

	August 31,	August 31,
	2017	2016
Income tax benefit at statutory rate	$(214,607)	$(29,356)
Valuation allowance	214,607	29,356
Income tax benefit per books	$-	$-

Utilization of the NOL carry forwards, which expire 20 years from when incurred, of approximately $613,163 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended. These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an "ownership change" results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended August 31, 2017 and 2016 are subject to review by the tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

On November 20, 2017, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Adar Bays, a Florida limited liability company (“Adar”), providing for the purchase of seven (7) convertible notes in the aggregate principal amount of $230,000, with the first note being in the amount of $68,000 and the remaining six notes being in the amount of $27,000 each (the “Back End Notes”). Each note bears interest at the rate of 8% per annum and matures on November 20, 2018. The first note of $68,000 has been received by the Company and the cash related to the remaining notes have not yet been received.

Each Back-End Note shall be paid for by an offsetting $27,000 promissory note issued to the Company by Adar on November 20, 2017 (collectively, the “Adar Promissory Notes”), provided that prior to the conversion of each Back-End Note, Adar must have paid off an Adar Promissory Note in cash. The first Adar Promissory Note matures on January 20, 2018 with each additional note maturing one month thereafter until June 20, 2018, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both Adar Back-End Notes and the Adar Promissory Notes may both be cancelled. The Adar Promissory Notes are secured by the first note.

The above mentioned notes, at any time after 180 days, be converted all at a rate of fifty percent (50%) of the lowest closing bid price of the Common Stock as reported on the OTCQB, which the Company’s shares are traded, or any exchange upon which the Common Stock may be traded in the future, for the lower of (i) twenty (20) prior trading days immediately preceding the issuance date of the Note or (ii) the twenty (20) prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

On November 22, 2017, the Company filed a Certificate of Change with the Nevada Secretary of State in order to implement a forty-for-one (40:1) forward stock split for all issued and outstanding shares of the Company’s common stock, par value $0.00001) and a contemporaneous forty-for-one (40:1) increase in the number of shares of the Company’s authorized Common Stock from 200 million to 8 billion shares. The board of directors of the Company approved this corporate action by resolutions adopted at a meeting duly held on November 6, 2017. The forward split did not require stockholder approval.  The forward split was effective for trading purposes at the market opening on November 28, 2017. All share amounts and per share amounts have been retroactively restated to reflect the forward stock split.

On December 7, 2017, the Board of Directors of the Company authorized 100,000,000 shares of a Series A Non-Convertible Preferred Stock and 100,000,000 shares of a Series B Convertible Preferred Stock.

On December 7, 2017, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Linux Labs Technologies, Inc., a Georgia corporation (“Linux”) of which the Company’s Chief Technology Officer and the Chief Executive Officer, President and Chairman of the Board of Directors having voting and dispositive control. Pursuant to the Exchange Agreement, Linux exchanged 500,000,000 shares of common stock of the Company for 100,000 shares of Series A Non-Convertible Preferred Stock and exchanged 200,000,000 shares of Common Stock of the Company for 2,000,000 shares of Series B Convertible Preferred Stock of the Company. The purpose of the transaction is for the Company to improve their capital structure. The approximate value of the shares issued to Linux was $980,000, based on 700,000,000 common shares valued at $.0014 which is the historical trading value of Sirrus’ common shares on December 7, 2017.

On December 12, 2017, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for her services, the Company has agreed to pay $180,000 per year, accruing in increments of $15,000 per month. The Company also agreed to determine a commission structure and a restricted stock grant within 90 days of the agreement, and shall continue to pay or reimburse the President for a health insurance plan. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

On December 12, 2017, the Company entered into a Management Services Agreement with the Chief Technology Officer of the Company. In consideration for his services, the Company has agreed to pay $120,000 per year, accruing in increments of $10,000 per month. The Company also agreed to determine a commission structure and a restricted stock grant within 90 days of the agreement, and shall continue to pay or reimburse the CTO for a health insurance plan. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2017. Based upon the evaluation of our disclosure controls and procedures as of the August 31, 2017, our management concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, and we view as an integral part of our disclosure controls and procedures.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sparrow Marcioni	President, Chief Executive Officer, Secretary, Treasurer and Director	60	October 14, 2016
Steven James	Chief Technology Officer	51	October 14, 2016

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

Our company believes that Ms. Marcioni's professional background experience gives her the qualifications and skills necessary to serve as a director and officer of our company.

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

Our company believes that Mr. James' professional background experience gives him the qualifications and skills necessary to serve as an officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

We had no formal employment agreements with any of our directors or officers as of August 31, 2017.

On December 12, 2017, the Company entered into a Management Services Agreement with the President, CEO, Secretary and Treasurer of the Company. In consideration for her services, the Company has agreed to pay $180,000 per year, accruing in increments of $15,000 per month. The Company also agreed to determine a commission structure and a restricted stock grant within 90 days of the agreement, and shall continue to pay or reimburse the President for a health insurance plan. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

On December 12, 2017, the Company entered into a Management Services Agreement with the Chief Technology Officer of the Company. In consideration for his services, the Company has agreed to pay $120,000 per year, accruing in increments of $10,000 per month. The Company also agreed to determine a commission structure and a restricted stock grant within 90 days of the agreement, and shall continue to pay or reimburse the CTO for a health insurance plan. The term of the Management Services Agreement is for one year, commencing on the date of the agreement, and is automatically renewable for successive one year terms unless mutually agreed to in writing.

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

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended August 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of August 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended August 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended August 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Sparrow Marcioni(1) President, Chief Executive Officer,	2017	Nil	Nil	Nil	Nil	Nil	Nil	$105,000	$105,000
Secretary and Treasurer	2016	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Ahmed Guled(1) Former Director and Former President, CFO,	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Treasurer and Secretary	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

__________

(1)	Ms. Marcioni was appointed president, Chief executive officer, secretary, treasurer and director of our company on October 14, 2016.
(2)	Mr. Guled resigned as president, secretary/treasurer, chief financial officer and chairman of the board of directors of our company on October 14, 2016.

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

Grants of Plan-Based Awards

During the fiscal year ended August 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended August 31, 2017 there were no options exercised by our named officers.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of November 28, 2017, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Linux Labs Technologies Inc.(2) 2000 Riveredge Pkwy. NW, Suite 885 Atlanta, GA, 30328	25,000,000(3) Common Shares	69.90%
	25,000,000 Common Shares	69.90%

_____________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on November 28, 2017. As of November 28, 2017 there were 35,763,339 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended August 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one directors, consisting of Sparrow Marcioni. We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2017 and for fiscal year ended August 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	August 31, 2017	August 31, 2016
Audit Fees	$12,000	$11,700
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$12,000	$11,700

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

10.5	Management Services Agreement between Sirrus Corp. and Steven James
10.6	Management Services Agreement between Sirrus Corp. and Sparrow Marcioni
(21)	Subsidiaries of the Registrant
21.1	Sirrus Security, Inc. a Georgia corporation
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________

* Filed herewith. ** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIRRUS CORP.
(Registrant)

Dated: December 14, 2017	/s/ Sparrow Marcioni
Sparrow Marcioni
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 14, 2017	/s/ Sparrow Marcioni
Sparrow Marcioni
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

