Form 10-Q
period 2017-11-30
SIRRUS CORP.
filed 2018-01-16
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission File Number 333-199818

SIRRUS CORP.
(Exact name of registrant as specified in its charter)

Nevada	81-4158931
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11340 Lakefield Drive, Suite 200, Johns Creek, Georgia	30097
(Address of principal executive offices)	(Zip Code)

(888) 263-7622

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES   ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES   ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

730,533,560 common shares issued and outstanding as of January 15, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SIRRUS CORP.

Consolidated Balance Sheets

(Unaudited)

	November 30, 2017	August 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$25,737	$1,684
Total Current Assets	25,737	1,684

TOTAL ASSETS	$25,737	$1,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$316,928	$237,728
Accrued interest	7,237	4,823
Due to related parties	236,890	181,750
Short-term notes payable	88,000	86,910
Convertible notes payable, net of unamortized debt discount of $81,815	12,435	4,027
Derivative liabilities	127,809	58,614
Total Current Liabilities	789,299	573,852

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, par value $0.00001 per share, 8,000,000,000 shares authorized, 1,430,533,560 shares issued and outstanding	14,305	14,305
Additional paid-in capital	60,304	60,304
Accumulated deficit	(838,171)	(646,777)
Total stockholders’ deficit	(763,562)	(572,168)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$25,737	$1,684

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	November30,	November 30,
	2017	2016

OPERATING EXPENSES
General and administrative	$11,627	$10,052
Management fees	66,000	-
Professional fees	98,750	11,398
OPERATING LOSS	(176,377)	(21,450)

Other income (expenses)
Interest expense	(10,822)	-
Fair value of derivative liability in excess of debt	(313,993)	-
Change in fair value of derivative liability	309,798	-
Total other income (expenses)	(15,017)	-

NET LOSS	$(191,394)	$(21,450)

Loss per Common Share - Basic and Diluted	$(0.00)	(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	1,430,533,560	1,430,533,560

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.
Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	November 30,	November 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(191,394)	$(21,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	8,408	-
Change in fair value of derivative liabilities	(309,798)	-
Fair value of derivative liabilities in excess of debt	(313,993)	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	79,200	632
Accrued interest	2,414	273
Due to related parties	55,140	-
Net cash used in operating activities	(42,037)	(20,545)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short term notes payable	13,140	28,000
Proceeds from issuance of convertible notes payable	65,000	-
Repayments of short term notes payable	(12,050)	-
Net cash provided by financing activities	66,090	28,000

Net increase in cash and cash equivalents	24,053	7,455
Cash and cash equivalents - beginning of period	1,684	139
Cash and cash equivalents - end of period	$25,737	$7,594

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing transactions
Debt forgiven by previous related party	$-	$17,319
Derivative from conversion feature	$65,000	$-
Original issue discount and deferred financing cost	$3,000	$-

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Notes to the Consolidated Financial Statements

November 30, 2017

(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sirrus Corp. (the “Company”) was formed on May 7, 2014 in Nevada. The Company was originally engaged in the business of designing, marketing and distributing electronic cigarettes (“e-cigarette”) in East Africa.

As of October 14, 2016, a change of control of the Company occurred, the Company now focuses on cyber security.

The Company has incurred a net loss of $191,394 during the three months ended November 30, 2017 and has an accumulated deficit of $838,171 as of November 30, 2017. Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 15, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sirrus Security, Inc. a Georgia corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at November 30, 2017 and August 31, 2017.

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

The Company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, loans payable, convertible notes and derivative liabilities. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Black-Scholes option valuation model was used to estimate the fair value of a convertible promissory note issued to an investor. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical stock price of the Company. There were no transfers into or out of “Level 3” during the three months ended November 30, 2017 and year ended August 31, 2017.

The following table summarizes fair value measurements by level at November 30, 2017 and August 31, 2017 measured at fair value on a recurring basis:

November 30, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$127,809	$127,809

August 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$58,614	$58,614

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

Subsequent Events

The Company has evaluated all transactions from November 30, 2017 to the date that these financials were issued for disclosure consideration.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2017 and 2016, the Company incurred management consulting expenses with two related parties for $66,000 and $0, respectively. As of November 30, 2017, the amount owed to these related parties was $236,890. There is no formal agreement between the parties. The Company incurs the expenses on a month-by-month basis dependent on services required as needed. Amounts paid to the parties during the three months ended November 30, 2017 and 2016 were $10,860 and $0, respectively. The consulting expenses were related to contract Chief Technical Officer and Chief Executive Officer duties. No other compensation was paid to officers of the Company.

NOTE 4 - PROMISSORY NOTES

As of November 30, 2017 and August 31, 2017, promissory notes consist of the following:

	November 30,	August 31,
	2017	2017
Promissory Note - originated in October 2016	$25,000	$25,000

Promissory Note - originated in November 2016	3,000	3,000

Promissory Note - originated in December 2016	-	3,810

Promissory Note - originated in January 2017	50,000	50,000

Promissory Note - originated in May 2017	-	100

Promissory Note - originated in June 2017	5,000	5,000

Promissory Note - originated in September 2017	2,000	-

Promissory Note - originated in October 2017	3,000	-

Less: current portion of notes payable	(88,000)	(86,910)

Long-term notes payable	$-	$-

On October 14, 2016, the Company entered into a promissory note agreement for $25,000. The promissory note bears interest at 8%, and matured one year after issuance. As of November 30, 2017, an amount of $2,258 of interest was accrued. The note is unsecured, and currently in default.

On November 7, 2016, the Company entered into a promissory note agreement for $3,000. The promissory note bears interest at 8%, and matured one year after issuance. As of November 30, 2017, an amount of $255 of interest was accrued. The note is unsecured, and currently in default.

On December 9, 2016, the Company entered into a promissory note agreement for $3,810. The promissory note was non-interest bearing and matured in June 2017. On November 22, 2017, the loan was fully repaid.

On January 18, 2017, the Company entered into a promissory note agreement for $50,000. The promissory note bears interest at 8%, and matures one year after issuance. As of November 30, 2017, an amount of $3,463 of interest was accrued.

On May 31, 2017, the Company entered into a promissory note agreement for $1,100. The promissory note is non-interest bearing and matured in June 2017. In August 2017, a $1,000 loan repayment was made. On November 22, 2017, the loan was fully repaid.

On June 8, 2017, the Company entered into a promissory note agreement for $5,000. The promissory note is non-interest bearing and matured in July 2017. The note is currently in default.

On September 12, 2017, the Company entered into a promissory note agreement for $2,000. The promissory note bears interest at 7%, and matures in October 2017. As of November 30, 2017, an amount of $30 of interest was accrued. The note is currently in default.

On October 17, 2017, the Company entered into a promissory note agreement for $3,000. The promissory note bears interest at 7%, and matures in November 2017. As of November 30, 2017, an amount of $25 of interest was accrued. The note is currently in default.

On November 8, 2017, the Company entered into a promissory note agreement for $3,300. The promissory note is non-interest bearing with a maturity in December 2017. On November 22, 2017, the loan was fully repaid.

On November 17, 2017, the Company entered into a promissory note agreement for $4,840. The promissory note is non-interest bearing with a maturity in December 2017. On November 22, 2017, the loan was fully repaid.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at November 30, 2017 and August 31, 2017:

	November 30	August 31
	2017	2017
Convertible Note - July 2017	$26,250	$26,250
Convertible Note - November 2017	68,000	-
	94,250	26,250
Less debt discount and debt issuance cost	(81,815)	(22,223)
	12,435	4,027
Less current portion of convertible notes payable	(12,435)	(4,027)
Long-term convertible notes payable	$ -	$ -

The Company recognized amortization expense related to the debt discount and deferred financing fees of $8,408 and $0 for the three months ended November 30, 2017 and 2016, respectively, which is included in interest expense in the statements of operations.

10% Convertible Note – July 2017

On July 6, 2017, the Company issued a 10% Convertible Note in the principal amount of $26,250 for cash proceeds of $25,000 with $1,250 of financing costs. The 10% Convertible Note bears interest at the rate of 10% per annum and matures July 6, 2018. The holder is entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock, upon the issuance date of the note. The conversion price is 50% of the lowest trading price of the common stock for the 20 trading days immediately prior to the applicable conversion date.

8% Convertible Note – November 2017

On November 20, 2017, the Company entered into a Securities Purchase Agreement with Adar Bays, a Florida limited liability company, providing for the purchase of seven (7) convertible notes in the aggregate principal amount of $230,000, with the first note being in the amount of $68,000 and the remaining six notes being in the amount of $27,000 each as Back-End Notes. Each note bears interest at the rate of 8% per annum and matures on November 20, 2018. The first note of $68,000 has been received by the Company on November 20, 2017, with cash received of $65,000, and $3,000 recorded as financing costs. The cash related to the remaining notes have not yet been received.

Each Back-End Note shall be paid for by an offsetting $27,000 promissory note issued to the Company by Adar on November 20, 2017, provided that prior to the conversion of each Back-End Note, Adar must have paid off an Adar Promissory Note in cash. The first Adar Promissory Note matures on January 20, 2018 with each additional note maturing one month thereafter until June 20, 2018, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both Adar Back-End Notes and the Adar Promissory Notes may both be called. The Adar Promissory Notes are secured by the first note.

The above mentioned notes, at any time after 180 days, be converted all at a rate of 50% of the lowest closing bid price of the common stock as reported on the OTCQB, which the Company’s shares are traded, or any exchange upon which the common stock may be traded in the future, for the lower of (i) 20 prior trading days immediately preceding the issuance date of the Note or (ii) the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

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

	Three Months Ended	Three Months Ended
	November 30, 2017	November 30, 2016
Expected term	1 year	-
Expected average volatility	280% - 492%	-
Expected dividend yield	-	-
Risk-free interest rate	1.44% - 1.62%	-

The following table summarizes the derivative liabilities included in the balance sheet at November 30, 2017 and August 31, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - August 31, 2016	$-

Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	25,000

Fair value of derivative liability in excess of debt	31,266

Loss on change in fair value of the derivative liabilities	2,348
Balance - August 31, 2017	$58,614

Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	65,000

Fair value of derivative liability in excess of debt	313,993

Gain on change in fair value of the derivative liabilities	(309,798)
Balance – November 30, 2017	$127,809

NOTE 7 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue an aggregate of 100,000,000 shares of preferred stock with a par value of $0.00001 per share. As at November 30, 2017 and August 31, 2017, no preferred shares had been issued.

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

As at November 30, 2017 and August 31, 2017, the Company had 1,430,533,560 shares of common stock issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to November 30, 2017 and through the date that these financials were issued, the Company had the following subsequent events:

On December 7, 2017, the Board of Directors of the Company authorized 100,000,000 shares of a Series A Non-Convertible Preferred Stock and 100,000,000 shares of a Series B Convertible Preferred Stock.

On December 7, 2017, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Linux Labs Technologies, Inc., a Georgia corporation (“Linux”), of which the Company’s Chief Technology Officer and the Chief Executive Officer, President and Chairman of the Board of Directors having voting and dispositive control. Pursuant to the Exchange Agreement, Linux exchanged 500,000,000 shares of common stock of the Company for 100,000 shares of Series A Non-Convertible Preferred Stock and exchanged 200,000,000 shares of Common Stock of the Company for 2,000,000 shares of Series B Convertible Preferred Stock of the Company. The purpose of the transaction is for the Company to improve their capital structure. The approximate value of the shares issued to Linux was $980,000, based on 700,000,000 common shares valued at $0.0014 which is the historical trading value of Sirrus’ common shares on December 7, 2017.

On December 9, 2017, the Company entered into a promissory note agreement with IPOS-A LLC for $3,810. The promissory note is non-interest bearing and matures in January 2018.

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

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

US Dollars are denoted herein by “USD”, “$” and “dollars”.

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” mean Sirrus Corp., and our wholly-owned subsidiary, Sirrus Security, Inc. a Georgia corporation, unless otherwise indicated.

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

Pursuant to the Purchase Agreement, Linux Labs purchased 25 million shares of common stock of the Company held by the Selling Stockholder, representing approximately 69.90% of the issued and outstanding shares of the Company’s common stock, and the Indebtedness (as defined below) in consideration for an aggregate purchase price of $50,000, consisting of $10,000 in cash and $40,000 evidenced by a promissory note, dated October 14, 2016, in the principal amount of $40,000, bearing interest at the rate of 6% per annum, maturing on April 14, 2017 and secured by the Shares pursuant to a Stock Pledge Agreement dated October 14, 2016 between the Linux Labs and the Selling Stockholder. Pursuant to the Stock Purchase Agreement, $40,000 of the purchase price was allocated to the shares and $10,000 was allocated to purchase of the Indebtedness.

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

On April 26, 2017, Sirrus Security, Inc. (“Sirrus Security”), a Georgia corporation and wholly-owned subsidiary of the Company entered into an Independent Contractor Agreement with American Academy Holdings LLC, a North Carolina limited liability company d/b/a Healthicity (“Healthicity”), pursuant to which Healthicity engaged Sirrus Security to perform the following services to Healthicity and its clients, including, but not limited to the following:

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

Healthicity may terminate the agreement at any time without cause effective upon five (5) working days’ prior written notice to Sirrus Security. In addition, Healthicity may terminate the agreement effective immediately if Sirrus Security is convicted of any crime or offense, fails or refuses to comply with the written policies or reasonable directive of Healthicity, is guilty of serious misconduct in connection with performance hereunder, violates HIPAA Privacy or materially breaches provisions of this agreement.

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

On May 8, 2017, Sirrus Security entered into a Strategic Partnership Agreement with RelifyTime, LLC, a Nevada limited liability company (“Relify”), pursuant to which Relify has engaged Sirrus Security to develop and design a software applications program and hosting platform to be known as “Relify Time”.

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

Our office is located at 11340 Lakefield Drive, Suite 200, Johns Creek, Georgia 30097 and our telephone number is (888) 263-7622. Our registered statutory office is located at 711 S. Carson Street, Suite 6, Carson City, Nevada 89701, (775) 882-4641. We do not own any property.

Results of Operations

Three Months Ended November 30, 2017 Compared to Three Months Ended November 30, 2016

We have not earned any revenues from inception through November 30, 2017.

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2017	2016	Changes

Revenues	$-	$-	$-
Operating Expenses	$176,377	$21,450	$154,927
Other Expenses	$15,017	$-	$15,017
Net Loss	$(191,394)	$(21,450)	$(169,944)

We incurred a net loss in the amount of $191,394 and $21,450 for the three months ended November 30, 2017 and 2016, respectively.

Operating expenses were $176,377 for the three months ended November 30, 2017, compared to $21,450 for the three months ended November 30, 2016, due to the increase in professional fees of $87,352 and management consulting fees of $66,000 incurred during the period.

Liquidity and Capital Resources

Working Capital

	As of	As of
	November 30,	August 31,
	2017	2017	Changes

Current Assets	$25,737	$1,684	$24,053
Current Liabilities	$789,299	$573,852	$215,447
Working Capital (Deficiency)	$(763,562)	$(572,168)	$(191,394)

As of November 30, 2017, we had a working capital deficit of $763,562 compared to a working capital deficit of $572,168 as of August 31, 2017. As of November 30, 2017, we had current assets of $25,737 for cash and cash equivalents, as compared to current assets of $1,684 for cash and cash equivalents as of August 31, 2017. As of November 30, 2017, we had current liabilities of $789,299 composed of accounts payable and accrued liabilities of $316,928, accrued interest of $7,237, amounts due to related parties for consulting management fees of $236,890, short-term notes of $88,000, convertible notes of $12,435 and derivative liabilities of $127,809, as compared to current liabilities of $573,852 as of August 31, 2017, consisted of accounts payable and accrued liabilities of $237,728, accrued interest of $4,823, amount due to related parties for consulting management fees of $181,750, short-term notes of $86,910, convertible notes of $4,027 and derivative liabilities of $58,614

Cash Flows

	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2017	2016	Changes

Net cash used in operating activities	$(42,037)	$(20,545)	$(21,492)
Net cash provided by financing activities	$66,090	$28,000	$38,090
Net increase in cash and cash equivalents	$24,053	$7,455	$16,598

Cash Flow from Operating Activities

For the three months ended November 30, 2017, net cash used in operating activities was $42,037, related to our net loss of $191,394, increased by change in fair value of derivative of $309,798, and was reduced by amortization of debt discount of $8,408, fair value of derivative in excess of debt of $313,993, an increase of accounts payable and accrued liabilities of $79,200, an increase in accrued interest of $2,414 and an increase in due to related parties of $55,140.

For the three months ended November 30, 2016, net cash used in operating activities was $20,545, reflecting our net loss of $21,450 for the period reduced by an increase in accounts payable and accrued liabilities of $632 and an increase in accrued interest of $273.

Cash Flow from Financing Activities

For the three months ended November 30, 2017, net cash provided by financing activities was $66,090, mainly attributed to proceeds from issuance of convertible notes payable of $65,000 and proceeds from issuance of short-term notes payable of $13,140, offset by repayment of short-term notes payable of $12,050.

For the three months ended November 30, 2016, net cash provided by financing activities was $28,000 for proceeds from issuance of short-term notes.

Going Concern

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to cover operating costs or raised enough funds. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, the Company does not have definitive plans to raise additional funds by way of the sale of additional securities.

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

Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the three months ended November 30, 2017.

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

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

SIRRUS CORP.
(Registrant)

Dated: January 16, 2018	/s/ Sparrow Marcioni
Sparrow Marcioni
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

