Form 10-Q
period 2018-02-28
SIRRUS CORP.
filed 2018-04-16
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

730,533,560 common shares issued and outstanding as of April 12, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SIRRUS CORP.

Consolidated Balance Sheets

(Unaudited)

	February 28, 2018	August 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$37,228	$1,684
Accounts receivable	2,500	-
Total Current Assets	39,728	1,684
TOTAL ASSETS	$39,728	$1,684

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$374,603	$237,728
Accrued interest	11,793	4,823
Due to related parties	302,714	181,750
Short-term notes payable	83,500	86,910
Convertible notes payable, net of unamortized debt discount of $145,535 and $22,223, respectively	48,715	4,027
Derivative liabilities	491,716	58,614
Total Current Liabilities	1,313,041	573,852

STOCKHOLDERS’ DEFICIT
Preferred stock, par value $0.00001 per share, 100,000,000 shares authorized
Series A Preferred Stock, 100,000 shares designated, 100,000 and 0 shares issued and outstanding, respectively	1	-
Series B Convertible Preferred Stock, 10,000,000 shares designated, 2,000,000 and 0 shares issued and outstanding, respectively	20	-
Common stock, par value $0.00001 per share, 8,000,000,000 shares authorized, 730,533,560 and 1,430,533,560 shares issued and outstanding, respectively	7,305	14,305
Additional paid-in capital	67,283	60,304
Accumulated deficit	(1,347,922)	(646,777)
Total stockholders’ deficit	(1,273,313)	(572,168)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$39,728	$1,684

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017

SALES	$5,000	$-	$5,000	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	5,000	-	5,000	-

OPERATING EXPENSES
General and administrative	$10,571	$3,550	$22,198	$9,727
Management fees	87,500	60,000	153,500	66,000
Professional fees	103,936	42,904	202,686	51,904
Total operating expenses	202,007	106,454	378,384	127,631

OPERATING LOSS	(197,007)	(106,454)	(373,384)	(127,631)

Other income (expenses)
Interest expense	(40,837)	(1,001)	(51,659)	(1,274)
Fair value of derivative liability in excess of debt	(142,191)	-	(456,184)	-
Change in fair value of derivative liability	(129,716)	-	180,082	-
Total other income (expenses)	(312,744)	(1,001)	(327,761)	(1,274)

NET LOSS	$(509,751)	$(107,455)	$(701,145)	$(128,905)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	777,200,227	35,763,339	1,105,671,682	35,763,339

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	February 28,	February 28,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(701,145)	$(128,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	44,688	-
Fair value of derivative liabilities in excess of debt	456,184	-
Change in fair value of derivative liabilities	(180,082)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,500)	-
Accounts payable and accrued liabilities	136,875	19,581
Accrued interest	6,970	54,750
Due to related parties	120,964	-
Net cash used in operating activities	(118,046)	(54,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short term notes payable	13,140	81,810
Proceeds from issuance of convertible notes payable	157,000	-
Repayments of short term notes payable	(16,550)	-
Net cash provided by financing activities	153,590	81,810

Net increase in cash and cash equivalents	35,544	27,236
Cash and cash equivalents - beginning of period	1,684	139
Cash and cash equivalents - end of period	$37,228	$27,375

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing transactions
Common stock exchanged for preferred stock	$7,000	$-
Debt forgiven by previous related party	$-	$17,319
Derivative from conversion feature of convertible notes	$157,000	$-
Original issue discount and deferred financing costs on convertible notes	$11,000	$-

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Notes to the Consolidated Financial Statements

February 28, 2018

(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sirrus Corp. (the “Company”) was formed on May 7, 2014 in Nevada. The Company was originally engaged in the business of designing, marketing and distributing electronic cigarettes (“e-cigarette”) in East Africa.

As of October 14, 2016, a change of control of the Company occurred, the Company now focuses on cyber security.

The Company has incurred a net loss of $701,145 during the six months ended February 28, 2018 and has an accumulated deficit of $1,347,922 as of February 28, 2018. Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 15, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Revenue Recognition

The Company recognizes revenue from the sale of products and services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

The Company’s sales are derived from cyber security service. Revenue is fully recognized when the above criteria are met. The revenue is recognized on a net basis.

During the six months ended February 28, 2018, the Company recognized cyber security service revenue of $5,000 with an unaffiliated party.

Accounts Receivable

Accounts receivable are stated at historical carrying amounts, net of write-offs and allowance for doubtful accounts. The management estimate that all of the amount ultimately will be collect. Receivables consist of cyber security service revenue that have been made, but cash has not yet been received. As of February 28, 2018 and August 31, 2017, amounts of $2,500 and $0 were recorded as accounts receivable.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at February 28, 2018 and August 31, 2017.

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

The Black-Scholes option valuation model was used to estimate the fair value of a convertible promissory note issued to an investor. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical stock price of the Company. There were no transfers into or out of “Level 3” during the six months ended February 28, 2018 and year ended August 31, 2017.

The following table summarizes fair value measurements by level at February 28, 2018 and August 31, 2017 measured at fair value on a recurring basis:

February 28, 2018	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$491,716	$491,716

August 31, 2017	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$58,614	$58,614

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

Subsequent Events

The Company has evaluated all transactions from February 28, 2018 to the date that these financials were issued for disclosure consideration.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended February 28, 2018 and 2017, the Company incurred management consulting expenses with three related parties for $153,500 and $0, respectively. As of February 28, 2018, the amount owed to these related parties was $302,714. The Company incurs the expenses on a month-by-month basis dependent on services required as needed. Amounts paid to the parties during the six months ended February 28, 2018 and 2017 were $32,536 and $0, respectively. The consulting expenses were related to contract services of the Chief Technical Officer and Chief Executive Officer. No other compensation was paid to officers of the Company.

NOTE 4 - PROMISSORY NOTES

As of February 28, 2018 and August 31, 2017, promissory notes consisted of the following:

	February 28,	August 31,
	2018	2017
Promissory Notes - originated in October 2016	$25,000	$25,000
Promissory Notes - originated in November 2016	3,000	3,000
Promissory Notes - originated in December 2016	-	3,810
Promissory Notes - originated in January 2017	50,000	50,000
Promissory Notes - originated in May 2017	-	100
Promissory Notes - originated in June 2017	500	5,000
Promissory Notes - originated in September 2017	2,000	-
Promissory Notes - originated in October 2017	3,000	-
Total notes payable	$83,500	$86,910

On October 14, 2016, the Company entered into a promissory note agreement for $25,000. The promissory note bears interest at 8%, and matured one year after issuance. As of February 28, 2018, an amount of $2,751 of interest was accrued. The note is unsecured, and currently in default.

On November 7, 2016, the Company entered into a promissory note agreement for $3,000. The promissory note bears interest at 8%, and matured one year after issuance. As of February 28, 2018, an amount of $314 of interest was accrued. The note is unsecured, and currently in default.

On December 9, 2016, the Company entered into a promissory note agreement for $3,810. The promissory note was non-interest bearing and matured in June 2017. On November 22, 2017, the loan was fully repaid.

On January 18, 2017, the Company entered into a promissory note agreement for $50,000. The promissory note bears interest at 8%, and matures one year after issuance. As of February 28, 2018, an amount of $4,449 of interest was accrued. The note is unsecured, and currently in default.

On May 31, 2017, the Company entered into a promissory note agreement for $1,100. The promissory note is non-interest bearing and matured in June 2017. In August 2017, a $1,000 loan repayment was made. On November 22, 2017, the loan was fully repaid.

On June 8, 2017, the Company entered into a promissory note agreement for $5,000. The promissory note is non-interest bearing and matured in July 2017. In December 2017, a $4,500 loan repayment was made. The note is currently in default.

On September 12, 2017, the Company entered into a promissory note agreement for $2,000. The promissory note bears interest at 7%, and matures in October 2017. As of February 28, 2018, an amount of $65 of interest was accrued. The note is currently in default.

On October 17, 2017, the Company entered into a promissory note agreement for $3,000. The promissory note bears interest at 7%, and matures in November 2017. As of February 28, 2018, an amount of $77 of interest was accrued. The note is currently in default.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at February 28, 2018 and August 31, 2017:

	February 28	August 31
	2018	2017
Convertible Note - July 2017	$26,250	$26,250
Convertible Note - November 2017	68,000	-
Convertible Note - December 2017	27,000	-
Convertible Note - January 2018	46,000	-
Convertible Note - February 2018	27,000	-
	194,250	26,250
Less debt discount and debt issuance cost	(145,535)	(22,223)
Total convertible notes payable, net	$48,715	$4,027

The Company recognized amortization expense related to the debt discount and deferred financing fees of $44,688 and $0 for the six months ended February 28, 2018 and February 28, 2017, respectively, which is included in interest expense in the statements of operations. During six months ended February 28, 2018, the Company recorded $3,734 interest expense on convertible notes.

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

8% Convertible Note – November 2017

On November 20, 2017, the Company entered into a Securities Purchase Agreement with Adar Bays, a Florida limited liability company, (“Adar”) providing for the purchase of seven (7) convertible notes in the aggregate principal amount of $230,000, with the first note being in the amount of $68,000 and the remaining six notes being in the amount of $27,000 each as Back-End Notes. Each note bears interest at the rate of 8% per annum and matures on November 20, 2018. The first note of $68,000 was received by the Company on November 20, 2017, with cash received of $65,000, and $3,000 recorded as financing costs. During the six months ended February 28, 2018, proceeds of $92,000 related to the remaining Back-end notes have been received, and $8,000 recorded as financing costs. As of February 28, 2018, principal amount of $64,000 of the remaining Back-end notes is still available to drawn.

The first note matured on January 20, 2018 with each additional note maturing one month thereafter until June 20, 2018, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case the notes may be called.

The above mentioned notes, at any time after 180 days, can be converted at the option of the holder all at a rate of 50% of the lowest closing bid price of the common stock as reported on the OTCQB, which the Company’s shares are traded, or any exchange upon which the common stock may be traded in the future, for the lower of (i) 20 prior trading days immediately preceding the issuance date of the Note or (ii) the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

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

	Six Months Ended	Six Months Ended
	February 28, 2018	February 28, 2017
Expected term	0.35 - 0.73 years	-
Expected average volatility	280% - 579%	-
Expected dividend yield	-	-
Risk-free interest rate	1.44% - 1.97%	-

The following table summarizes the derivative liabilities included in the balance sheet at February 28, 2018 and August 31, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2016	$-
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	25,000
Fair value of derivative liability in excess of debt	31,266
Loss on change in fair value of the derivative liabilities	2,348
Balance - August 31, 2017	$58,614
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	157,000
Fair value of derivative liability in excess of debt	456,184
Gain on change in fair value of the derivative liabilities	(180,082)
Balance – February 28, 2018	$491,716

NOTE 7 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue an aggregate of 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

On December 7, 2017, the Board of Directors of the Company designated a Series A Non-Convertible Preferred Stock and authorized 100,000 shares constituting such series of preferred shares. On December 7, 2017, the Board of Directors of the Company designated a Series B Convertible Preferred Stock and authorized 10,000,000 shares constituting such series of preferred shares.

On December 7, 2017, the Company entered into a Share Exchange Agreement with Linux Labs Technologies, Inc. which held 1,000,000,000 shares of the Company Common Stock. Pursuant to the Exchange Agreement, Linux exchanged 500,000,000 shares of common stock of the Company for 100,000 shares of Series A Non-Convertible Preferred Stock and exchanged 200,000,000 shares of common stock of the Company for 2,000,000 shares of Series B Convertible Preferred Stock of the Company. The purpose of the transaction was for strategic purposes and to improve the capital structure of the Company.

As at February 28, 2018 and August 31, 2017, the Company had 100,000 and 0 shares of Series A Non-Convertible Preferred Stock issued and outstanding, respectively.

As at February 28, 2018 and August 31, 2017, the Company had 2,000,000 and 0 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

As at February 28, 2018 and August 31, 2017, the Company had 730,533,560 and 1,430,533,560 shares of common stock issued and outstanding, respectively.

NOTE 8 - SUBSEQUENT EVENTS

On March 26, 2018, the Company entered into a Securities Purchase Agreement with Adar Bays, a Florida limited liability company, providing for the purchase of three (3) convertible notes in the aggregate principal amount of $126,000, with the first note being in the amount of $42,000 and the remaining two notes being in the amount of $42,000 each as Back-End Notes. Each note bears interest at the rate of 8% per annum and matures on March 26, 2019. Partial proceeds from the first $42,000 note of $19,000 was received by the Company, with cash received of $17,000, and $2,000 recorded as financing costs. The cash related to the remaining notes have not yet been received.

The notes matures on March 26, 2019, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both Adar Back-End Notes and the Adar Promissory Notes may both be called.

The above mentioned notes, at any time after 180 days, can be converted all at the option of the holder at a rate of 50% of the lowest closing bid price of the common stock as reported on the OTCQB, which the Company’s shares are traded, or any exchange upon which the common stock may be traded in the future, for the lower of (i) 20 prior trading days immediately preceding the issuance date of the Note or (ii) the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us” and “our” mean Sirrus Corp., and our wholly-owned subsidiary, Sirrus Security, Inc. a Georgian corporation, unless otherwise indicated.

Overview

We were incorporated under the laws of the State of Nevada on May 7, 2014. Our original business plan was to seek to engage in the designing, marketing and distribution of electronic cigarettes (“e-cigarette”) in East Africa.

On October 14, 2016, the Company, Ahmed Guled (the “Selling Stockholder”) and Linux Labs Technologies, Inc., a Georgia corporation, entered into a Stock Purchase Agreement, dated October 14, 2016. Ms. Sparrow Marcioni and Mr. Steven James share voting and dispositive control over Linux Labs on a 50/50 basis.

Pursuant to the Purchase Agreement, Linux Labs purchased 25 million shares of common stock of the Company held by the Selling Stockholder, representing approximately 69.90% of the issued and outstanding shares of the Company’s common stock.

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

Results of Operations

Three Months Ended February 28, 2018 Compared to Three Months Ended February 28, 2017

	Three Months	Three Months
	Ended	Ended
	February 28,	February 28,
	2018	2017	Changes

Revenues	$5,000	$-	$5,000
Operating Expenses	$202,007	$106,454	$95,553
Other Expenses	$312,744	$1,001	$311,743
Net Loss	$(509,751)	$(107,455)	$(402,296)

We recognized revenue of $5,000 from the cyber security service for the three months ended February 28, 2018, compared to $0 for the three months ended February 28, 2017.

Operating expenses were $202,007 for the three months ended February 28, 2018, compared to $106,454 for the three months ended February 28, 2017, due to an increase in management fees.

For the three months ended February 28, 2018, we incurred other expenses of $312,744, which consisted of fair value of derivative liability in excess of debts of $142,191, change in fair value of derivative liability of $129,716 and note interest expense and amortization of debt discount of $40,837. For the three months ended February 28, 2017, we incurred other expenses of $1,001 from note interest expense.

We incurred a net loss in the amount of $509,751 and $107,455 for the three months ended February 28, 2018 and 2017, respectively.

Six Months Ended February 28, 2018 Compared to Six Months Ended February 28, 2017

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2018	2017	Changes

Revenues	$5,000	$-	$5,000
Operating Expenses	$378,384	$127,631	$250,753
Other Expenses	$327,761	$1,274	$326,487
Net Loss	$(701,145)	$(128,905)	$(572,240)

We recognized revenue of $5,000 from the cyber security service for the six months ended February 28, 2018, compared to $0 for the six months ended February 28, 2017.

We incurred a net loss in the amount of $701,145 and $128,905 for the six months ended February 28, 2018 and 2017, respectively.

Operating expenses were $378,384 for the six months ended February 28, 2018, compared to $127,631 for the six months ended February 28, 2017, due to an increase in management fees and professional fees.

For the six months ended February 28, 2018, we incurred other expenses of $327,761, which consisted of fair value of derivative liability in excess of debts of $456,184 and note interest expense and amortization of debt discount of $51,659, offset by the gain from change in fair value of derivative liability of $180,082. For the six months ended February 28, 2017, we incurred other expenses of $1,274 from note interest expense.

Liquidity and Capital Resources

Working Capital

	As of	As of
	February 28,	August 31,
	2018	2017	Changes

Current Assets	$39,728	$1,684	$38,044
Current Liabilities	$1,313,041	$573,852	$739,189
Working Capital (Deficiency)	$(1,273,313)	$(572,168)	$(701,145)

As of February 28, 2018, we had a working capital deficit of $1,273,313 compared to a working capital deficit of $572,168 as of August 31, 2017. As of February 28, 2018, we had current assets of $39,728 which includes cash and cash equivalents of $37,228 and accounts receivable of $2,500, as compared to current assets of $1,684 for cash and cash equivalents as of August 31, 2017. As of February 28, 2018, we had current liabilities of $1,313,041 composed of accounts payable and accrued liabilities of $374,603, accrued interest of $11,793, amounts due to related parties for consulting management fees of $302,714, short-term notes of $83,500, convertible notes of $48,715 and derivative liabilities of $491,716, as compared to current liabilities of $573,852 as of August 31, 2017, consisted of accounts payable and accrued liabilities of $237,728, accrued interest of $4,823, amount due to related parties for consulting management fees of $181,750, short-term notes of $86,910, convertible notes of $4,027 and derivative liabilities of $58,614

Cash Flows

	Six Months	Six Months
	Ended	Ended
	February 28,	February 28,
	2018	2017	Changes

Net cash used in operating activities	$(118,046)	$(54,574)	$(63,472)
Net cash provided by financing activities	$153,590	$81,810	$71,780
Net increase in cash and cash equivalents	$35,544	$27,236	$8,308

Cash Flow from Operating Activities

For the six months ended February 28, 2018, net cash used in operating activities was $118,046, related to our net loss of $701,145, increased by change in fair value of derivative of $180,082 and an interest in accounts receivable of $2,500, and was reduced by amortization of debt discount of $44,688, fair value of derivative in excess of debt of $456,184, an increase of accounts payable and accrued liabilities of $136,875, an increase in accrued interest of $6,970 and an increase in due to related parties of $120,964.

For the six months ended February 28, 2017, net cash used in operating activities was $54,574, reflecting our net loss of $128,905 for the period reduced by an increase in accounts payable and accrued liabilities of $19,581 and an increase in accrued interest of $54,750.

Cash Flow from Financing Activities

For the six months ended February 28, 2018, net cash provided by financing activities was $153,590, mainly attributed to proceeds from issuance of convertible notes payable of $157,000 and proceeds from issuance of short-term notes payable of $13,140, offset by repayment of short-term notes payable of $16,550.

For the six months ended February 28, 2017, net cash provided by financing activities was $81,810 for proceeds from issuance of short-term notes payable.

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

Stock-Based Compensation

Compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. We did not grant any stock options during the six months ended February 28, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
4.1	8% Convertible Redeemable Note due March 26, 2019, issued by Sirrus Corp. to Adar Bays, LLC
4.2	8% Convertible Redeemable Note due March 26, 2019, Back End Note 1, issued by Sirrus Corp. to Adar Bays, LLC
4.3	8% Convertible Redeemable Note due March 26, 2019, Back End Note 2, issued by Sirrus Corp. to Adar Bays, LLC
4.4	Adar Bays, LLC Collateralized Secured Promissory Note 1
4.5	Adar Bays, LLC Collateralized Secured Promissory Note 2
10.1	Securities Purchase Agreement, dated March 26, 2018, by and between Sirrus Corp. and Adar Bays, LLC
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certification
32.1	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101	Interactive Data Files
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIRRUS CORP.
(Registrant)

Dated: April 16, 2018	/s/ Sparrow Marcioni
Sparrow Marcioni
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

