Form 10-Q
period 2018-05-31
SIRRUS CORP.
filed 2018-07-17
CIK 1622767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to__________

Commission File Number: 000-55958

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES    ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Company had 730,533,560 common shares issued and outstanding as of July 12, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SIRRUS CORP.

Consolidated Balance Sheets

(Unaudited)

	May 31, 2018	August 31, 2017

ASSETS
Current Assets
Cash and cash equivalents	$16,005	$1,684
Accounts receivable – related party	52,287	-
Total Current Assets	68,292	1,684

TOTAL ASSETS	$68,292	$1,684

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$411,753	$237,728
Accrued interest	18,629	4,823
Due to related parties	344,714	181,750
Short-term notes payable	83,500	86,910
Convertible notes payable, net of unamortized debt discount of $174,495 and $22,223, respectively	128,755	4,027
Derivative liabilities	893,311	58,614
Total Current Liabilities	1,880,662	573,852

STOCKHOLDERS' DEFICIT
Series A Preferred Stock, par value $0.00001 per share, 100,000 shares designated, 100,000 and 0 shares issued and outstanding, respectively	1	-
Series B Convertible Preferred Stock, par value $0.00001 per share, 10,000,000 shares designated, 2,000,000 and 0 shares issued and outstanding, respectively	20	-
Common stock, par value $0.00001 per share, 8,000,000,000 shares authorized, 730,533,560 and 1,430,533,560 shares issued and outstanding, respectively	7,305	14,305
Additional paid-in capital	67,283	60,304
Accumulated deficit	(1,886,979)	(646,777)
Total stockholders' deficit	(1,812,370)	(572,168)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68,292	$1,684

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	May31,	May 31,	May 31,	May 31,
	2018	2017	2018	2017

Sales	$-	$-	$5,000	$-
Sales – related party	52,287	-	52,287	-
TOTAL SALES	52,287	-	57,287	-
COST OF SALES	22,283	-	22,283	-
GROSS PROFIT	30,004	-	35,004	-

OPERATING EXPENSES
General and administrative	9,951	5,679	32,149	15,406
Management fees	93,750	139,000	247,250	139,000
Professional fees	79,889	35,771	282,575	153,675
Total operating expenses	183,590	180,450	561,974	308,081

OPERATING LOSS	(153,586)	(180,450)	(526,970)	(308,081)

Other income (expenses)
Interest expense	(76,876)	(1,573)	(128,535)	(2,847)
Fair value of derivative liability in excess of debt	(169,095)	-	(625,279)	-
Change in fair value of derivative liability	(139,500)	-	40,582	-
Total other income (expenses)	(385,471)	(1,573)	(713,232)	(2,847)

NET LOSS	$(539,057)	$(182,023)	$(1,240,202)	$(310,928)

Loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	730,533,560	1,430,533,560	979,251,509	1,430,533,560

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	May 31,	May 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,240,202)	$(310,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	114,728	-
Change in fair value of derivative liabilities	(40,582)	-
Fair value of derivative liabilities in excess of debt	625,279	-
Changes in operating assets and liabilities:
Accounts receivable – related party	(52,287)	-
Accounts payable and accrued liabilities	174,025	111,845
Accrued interest	13,806	2,847
Due to related parties	162,964	127,250
Net cash used in operating activities	(242,269)	(68,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of short-term notes payable	13,140	84,410
Proceeds from issuance of convertible notes payable	260,000	-
Repayments of short-term notes payable	(16,550)	-
Net cash provided by financing activities	256,590	84,410

Net increase in cash and cash equivalents	14,321	15,424
Cash and cash equivalents - beginning of period	1,684	139
Cash and cash equivalents - end of period	$16,005	$15,563

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing transactions
Common stock exchanged for preferred stock	$7,000	$-
Debt forgiven by previous related party	$-	$17,319
Derivative from conversion feature of convertible notes	$250,000	$-
Original issue discount and deferred financing costs on convertible notes	$17,000	$-

The accompanying notes are an integral part of these financial statements.

SIRRUS CORP.

Notes to the Consolidated Financial Statements

May 31, 2018

(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND CONTINUANCE OF OPERATIONS

Sirrus Corp. (the “Company”) was formed on May 7, 2014 in Nevada. The Company was originally engaged in the business of designing, marketing and distributing electronic cigarettes (“e-cigarette”) in East Africa.

As of October 14, 2016, a change of control of the Company occurred, the Company now focuses on cyber security.

The Company has incurred a net loss of $1,240,202 during the nine months ended May 31, 2018 and has an accumulated deficit of $1,886,979 as of May 31, 2018. Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended August 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on December 15, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sirrus Security, Inc. a Georgia corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include assumptions about the valuation and recognition of derivative liability and valuation allowance for deferred tax assets.

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

The Company’s sales are derived from cyber security service and sale of computer equipment. Revenue is fully recognized when the above criteria are met. The revenue is recognized on a net basis.

During the nine months ended May 31, 2018, the Company recognized cyber security service revenue of $5,000 to an unaffiliated party and sales of computer equipment of $52,287 to a related corporation which holds 41% of the Company issued and outstanding common shares for total revenue of $57,287.

Accounts Receivable

Accounts receivable are stated at historical carrying amounts, net of write-offs and allowance for doubtful accounts. The management estimate that all of the amount ultimately will be collected. Receivables consist of revenue from sales of computer equipment that have been made, but cash has not yet been received. As of May 31, 2018 and August 31, 2017, amounts of $52,287 and $0 were recorded as accounts receivable from a related corporation.

Income (Loss) Per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. For the three and nine months ended May 31, 2018 and 2017, the Company’s potentially dilutive shares, which include outstanding preferred stock and convertible notes have not been included in the computation of diluted loss per common share as the inclusion would have been anti-dilutive.

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

The Black-Scholes option valuation model was used to estimate the fair value of the conversion feature of convertible promissory notes issued. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical stock price of the Company. There were no transfers into or out of “Level 3” during the nine months ended May 31, 2018 and year ended August 31, 2017.

The following table summarizes fair value measurements by level at May 31, 2018 and August 31, 2017 measured at fair value on a recurring basis:

May 31, 2018	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$893,311	$893,311

August 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liabilities	$-	$-	$58,614	$58,614

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion features should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in income (loss). If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion feature.

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

Subsequent Events

The Company has evaluated all transactions from May 31, 2018 to the date that these financials were issued for disclosure consideration.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended May 31, 2018 and 2017, the Company incurred management consulting expenses with two related parties for $216,000 and $139,000, respectively. As of May 31, 2018, the amount owed to these related parties was $344,714. The Company incurs the expenses on a month-by-month basis dependent on services required as needed. Amounts paid to the parties during the nine months ended May 31, 2018 and 2017 were $53,036 and $0, respectively. The consulting expenses were related to contract services of the Chief Technical Officer and Chief Executive Officer. No other compensation was paid to officers of the Company.

NOTE 4 - PROMISSORY NOTES

As of May 31, 2018 and August 31, 2017, promissory notes consisted of the following:

	May 31,	August 31,
	2018	2017
Promissory Notes - originated in October 2016	$25,000	$25,000
Promissory Notes - originated in November 2016	3,000	3,000
Promissory Notes - originated in December 2016	-	3,810
Promissory Notes - originated in January 2017	50,000	50,000
Promissory Notes - originated in May 2017	-	100
Promissory Notes - originated in June 2017	500	5,000
Promissory Notes - originated in September 2017	2,000	-
Promissory Notes - originated in October 2017	3,000	-
Total notes payable	$83,500	$86,910

On October 14, 2016, the Company entered into a promissory note agreement for $25,000. The promissory note bears interest at 8%, and matured one year after issuance. As of May 31, 2018, an amount of $3,255 of interest was accrued. The note is unsecured, and currently in default.

On November 7, 2016, the Company entered into a promissory note agreement for $3,000. The promissory note bears interest at 8%, and matured one year after issuance. As of May 31, 2018, an amount of $375 of interest was accrued. The note is unsecured, and currently in default.

On December 9, 2016, the Company entered into a promissory note agreement for $3,810. The promissory note was non-interest bearing and matured in June 2017. On November 22, 2017, the loan was fully repaid.

On January 18, 2017, the Company entered into a promissory note agreement for $50,000. The promissory note bears interest at 8%, and matures one year after issuance. As of May 31, 2018, an amount of $5,458 of interest was accrued. The note is unsecured, and currently in default.

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

On September 12, 2017, the Company entered into a promissory note agreement for $2,000. The promissory note bears interest at 7%, and matures in October 2017. As of May 31, 2018, an amount of $100 of interest was accrued. The note is currently in default.

On October 17, 2017, the Company entered into a promissory note agreement for $3,000. The promissory note bears interest at 7%, and matures in November 2017. As of May 31, 2018, an amount of $130 of interest was accrued. The note is currently in default.

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

NOTE 5 – CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following at May 31, 2018 and August 31, 2017:

	May 31	August 31
	2018	2017
Convertible Note - July 2017	$26,250	$26,250
Convertible Note - November 2017	68,000	-
Convertible Note - December 2017	27,000	-
Convertible Note - January 2018	54,000	-
Convertible Note - February 2018	27,000	-
Convertible Note - March 2018	52,000	-
Convertible Note - April 2018	27,000	-
Convertible Note - May 2018	22,000	-
	303,250	26,250
Less debt discount and debt issuance cost	(174,495)	(22,223)
Total convertible notes payable, net	$128,755	$4,027

The Company recognized amortization expense related to the debt discount and deferred financing fees of $114,728 and $0 for the nine months ended May 31, 2018 and February 28, 2017, respectively, which is included in interest expense in the statements of operations. During nine months ended May 31, 2018, the Company recorded $8,909 interest expense on convertible notes.

10% Convertible Note – July 2017

On July 6, 2017, the Company issued a 10% Convertible Note in the principal amount of $26,250 for cash proceeds of $25,000 with $1,250 of financing costs. The 10% Convertible Note bears interest at the rate of 10% per annum and matures July 6, 2018. The holder is entitled to convert any portion of the outstanding and unpaid principal and accrued interest into fully paid and non-assessable shares of common stock, upon the issuance date of the note. The conversion price is 50% of the lowest trading price of the common stock for the 20 trading days immediately prior to the applicable conversion date.

8% Convertible Note – November 2017

On November 20, 2017, the Company entered into a Securities Purchase Agreement with Adar Bays, a Florida limited liability company, (“Adar”) providing for the purchase of seven convertible notes in the aggregate principal amount of $230,000, with the first note being in the amount of $68,000 and the remaining six notes being in the amount of $27,000 each as back-end notes. Each note bears interest at the rate of 8% per annum and matures on November 20, 2018. The first note of $68,000 was received by the Company on November 20, 2017, with cash received of $65,000, and $3,000 recorded as financing costs. During the nine months ended May 31, 2018, proceeds of $145,000 related to the remaining back-end notes have been received, and $12,000 recorded as financing costs. As of May 31, 2018, principal amount of $5,000 of the remaining back-end notes is still available to drawn.

The first note matured on November 20, 2018 with each additional note maturing one month thereafter until June 20, 2018, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case the notes may be called.

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

8% Convertible Note – March 2018

On March 26, 2018, the Company entered into a Securities Purchase Agreement with Adar providing for the purchase of three convertible notes in the aggregate principal amount of $126,000, with the first note being in the amount of $42,000 and the remaining two notes being in the amount of $42,000 each as back-end notes. Each note bears interest at the rate of 8% per annum and matures on March 26, 2019. Proceeds from the first $42,000 note was received by the Company, with $2,000 recorded as financing costs. As of May 31, 2018, principal amount of $84,000 of the remaining notes has yet been received.

The notes matures on March 26, 2019, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case all notes issued pursuant to the agreement may be called.

The above mentioned notes, at any time after 180 days, can be converted all at the option of the holder at a rate of 50% of the lowest closing bid price of the common stock as reported on the OTCMarkets, which the Company’s shares are traded, or any exchange upon which the common stock may be traded in the future, for the lower of (i) 20 prior trading days immediately preceding the issuance date of the Note or (ii) the 20 prior trading days including the day upon which a Notice of Conversion is received by the Company or its transfer agent.

8% Convertible Note – March 2018

On March 13, 2018, the Company issued an 8% Convertible Note in the principal amount of $10,000 for cash proceeds of $10,000. The 8% Convertible Note bears interest at the rate of 8% per annum and matures March 13, 2019. The holder is entitled to convert any portion of the outstanding and unpaid conversion amount into fully paid and non-assessable shares of common stock, upon the issuance date of the note. The conversion price has yet been settled and will be negotiated between the Company and the note holder in good faith pursuant to the note agreement. Accounting for the conversion feature of this note will be evaluated when the conversion price is determined.

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

The Company uses Level 3 inputs for its valuation methodology for the derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on OTCMarkets), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Nine Months Ended May 31, 2018	Nine Months Ended May 31, 2017
Expected term	0.10 – 1.00 years	-
Expected average volatility	218% - 492%	-
Expected dividend yield	-	-
Risk-free interest rate	1.62% - 2.23%	-

The following table summarizes the derivative liabilities included in the balance sheet at May 31, 2018 and August 31, 2017:

Fair Value Measurements Using Significant Observable Inputs (Level 3)
Balance - August 31, 2016	$-
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	25,000
Fair value of derivative liability in excess of debt	31,266
Loss on change in fair value of the derivative liabilities	2,348
Balance - August 31, 2017	$58,614
Addition of new derivative liabilities upon issuance of convertible notes as debt discounts	250,000
Fair value of derivative liability in excess of debt	625,279
Gain on change in fair value of the derivative liabilities	(40,582)
Balance - May 31, 2018	$893,311

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

Series A Non-Convertible Preferred Stock is not entitled to receive any dividends, is not redeemable, has a liquidation value of $1 per share and as long as at least on share of Series A Non-Convertible Preferred Stock is outstanding, Series A Non-Convertible Preferred Stock represents an aggregate of 80% of all votes entitled to be voted at any annual or special meeting of the Company’s shareholders or action by written consent of the Company’s shareholders.

Each share of Series B Convertible Preferred Stock is convertible to 100 common shares of the Company and is entitled to 100 votes. The Company may redeem Series B Preferred Stock for $0.10 per share.

On December 7, 2017, the Company entered into a Share Exchange Agreement with Linux Labs Technologies, Inc. (“Linux”) which held 1,000,000,000 shares of the Company Common Stock. Pursuant to the Exchange Agreement, Linux exchanged 500,000,000 shares of common stock of the Company for 100,000 shares of Series A Non-Convertible Preferred Stock and exchanged 200,000,000 shares of common stock of the Company for 2,000,000 shares of Series B Convertible Preferred Stock of the Company. The purpose of the transaction was for strategic purposes and to improve the capital structure of the Company.

As at May 31, 2018 and August 31, 2017, the Company had 100,000 and 0 shares of Series A Non-Convertible Preferred Stock issued and outstanding, respectively.

As at May 31, 2018 and August 31, 2017, the Company had 2,000,000 and 0 shares of Series B Convertible Preferred Stock issued and outstanding, respectively.

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

As discussed above, on December 7, 2017, Linux exchanged a total of 700,000,000 shares of common for shares preferred stock.

As at May 31, 2018 and August 31, 2017, the Company had 730,533,560 and 1,430,533,560 shares of common stock issued and outstanding, respectively.

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

On October 14, 2016, our company, Ahmed Guled (the “Selling Stockholder”) and Linux Labs Technologies, Inc., a Georgia corporation entered into a Stock Purchase Agreement, dated October 14, 2016. Ms. Sparrow Marcioni and Mr. Steven James share voting and dispositive control over Linux Labs on a 50/50 basis.

Pursuant to the Purchase Agreement, Linux Labs purchased 1 billion shares of common stock of our company held by the Selling Stockholder, representing approximately 69.90% of the issued and outstanding shares of our common stock at the time.

Pursuant to a Debt Purchase Agreement, dated October 18, 2016, among our company, Selling Stockholder and Linux Labs, Linux Labs purchased indebtedness owed to the Selling Stockholder by our company.

Upon the consummation of the Stock Purchase Agreement and the transactions contemplated thereby, there was a change in control of our company.

As of October 14, 2016, a change of control of our company occurred, new management was appointed and on October 18, 2016, we established a new wholly owned subsidiary, Sirrus Security Inc., a Georgia corporation. With the change of control and the formation of a wholly-owned subsidiary, our company changed its focus to cyber security.

On April 26, 2017, Sirrus Security, Inc. (“Sirrus Security”), a Georgia corporation and wholly-owned subsidiary of our company, entered into an Independent Contractor Agreement with American Academy Holdings LLC, a North Carolina limited liability company d/b/a Healthicity (“Healthicity”), pursuant to which Healthicity engaged Sirrus Security to perform the following services to Healthicity and its clients, including, but not limited to the following:

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

Our company is currently evaluating the potential future economic benefit of the agreement and has yet to determine an accurate estimate of future revenues associated with the agreement. No revenues have been earned to date.

The agreement is still in effect as of the date of this filing, and our company is continuing to work with the partner to complete the expected goals of the agreement.

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

The agreement is still in effect as of the date of this filing, and our company is continuing to work with the partner to complete the expected goals of the agreement.

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

On March 26, 2018, we entered into a Securities Purchase Agreement with Adar Bays, a Florida limited liability company, providing for the purchase of three convertible notes in the aggregate principal amount of $126,000, with the first note being in the amount of $42,000 and the remaining two notes being in the amount of $42,000 each as back-end notes. Each note bears interest at the rate of 8% per annum and matures on March 26, 2019. Proceeds from the first $42,000 note was received by the Company, with $2,000 recorded as financing costs. As of May 31, 2018, principal amount of $84,000 of the remaining notes has yet been received.

The notes mature on March 26, 2019, unless our company does not meet the “current public information” requirement pursuant to Rule 144, in which case all notes issued may be called. The above mentioned notes, at any time after 180 days, can be converted all at the option of the holder at a rate of 50% of the lowest closing bid price of the common stock as reported on the OTCMarkets, which our company’s shares are traded, or any exchange upon which the common stock may be traded in the future, for the lower of (i) 20 prior trading days immediately preceding the issuance date of the Note or (ii) the 20 prior trading days including the day upon which a Notice of Conversion is received by our company or our transfer agent.

We have not declared bankruptcy, been involved in receivership or any similar proceeding.

Our office is located at 11340 Lakefield Drive, Suite 200, Johns Creek, Georgia 30097 and our telephone number is (888) 263-7622. Our registered statutory office is located at 711 S. Carson Street, Suite 6, Carson City, Nevada 89701, (775) 882-4641. We do not own any property.

Results of Operations

Three Months Ended May 31, 2018 Compared to Three Months Ended May 31, 2017

	Three Months	Three Months
	Ended	Ended
	May 31,	May 31,
	2018	2017	Changes

Revenues	$52,287	$-	$52,287
Cost of sales	$22,283	$-	$22,283
Operating Expenses	$183,590	$180,450	$3,140
Other Expenses	$385,471	$1,573	$383,898
Net Loss	$539,057	$182,023	$357,034

We recognized revenue of $52,287 and cost of sales of $22,283 from the sale of computer equipment to a related corporation for the three months ended May 31, 2018, compared to $0 for the three months ended May 31, 2017.

Operating expenses were $183,590 for the three months ended May 31, 2018, compared to $180,450 for the three months ended May 31, 2017.

For the three months ended May 31, 2018, we incurred other expenses of $385,471, which consisted of fair value of derivative liability in excess of debts of $169,095, change in fair value of derivative liability of $139,500 and note interest expense and amortization of debt discount of $76,876. For the three months ended May 31, 2017, we incurred other expenses of $1,573 from note interest expense.

We incurred a net loss in the amount of $539,057 and $182,023 for the three months ended May 31, 2018 and 2017, respectively.

Nine Months Ended May 31 2018 Compared to Nine Months Ended May 31, 2017

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2018	2017	Changes

Revenues	$57,287	$-	$57,287
Cost of sales	$22,283	$-	$22,283
Operating Expenses	$561,974	$308,081	$253,893
Other Expenses	$713,232	$2,847	$710,385
Net Loss	$1,240,202	$310,928	$929,274

We recognized revenue of $52,287 and cost of sales of $22,283 from the sale of computer equipment to a related corporation for the nine months ended May 31, 2018, compared to $0 for the nine months ended May 31, 2017.

Operating expenses were $561,974 for the nine months ended May 31, 2018, compared to $308,081 for the nine months ended May 31, 2017, due to an increase in management fees and professional fees.

For the nine months ended May 31, 2018, we incurred other expenses of $713,232, which consisted of fair value of derivative liability in excess of debts of $625,279 and note interest expense and amortization of debt discount of $128,535, offset by the gain from change in fair value of derivative liability of $40,582. For the nine months ended May 31, 2017, we incurred other expenses of $2,847 from note interest expense.

We incurred a net loss in the amount of $1,240,202 and $310,928 for the nine months ended May 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Working Capital

	As of	As of
	May 31,	August 31,
	2018	2017	Changes

Current Assets	$68,292	$1,684	$66,608
Current Liabilities	$1,880,662	$573,852	$1,306,810
Working Capital (Deficit)	$(1,812,370)	$(572,168)	$(1,240,202)

As of May 31, 2018, we had a working capital deficit of $1,812,370 compared to a working capital deficit of $572,168 as of August 31, 2017. As of May 31, 2018, we had current assets of $68,292 which includes cash and cash equivalents of $16,005 and accounts receivable from a related corporation of $52,287, as compared to current assets of $1,684 for cash and cash equivalents as of August 31, 2017. As of May 31, 2018, we had current liabilities of $1,880,662 composed of accounts payable and accrued liabilities of $411,753, accrued interest of $18,629, amounts due to related parties for consulting management fees of $344,714, short-term notes of $83,500, convertible notes of $128,755 and derivative liabilities of $893,311, as compared to current liabilities of $573,852 as of August 31, 2017, consisted of accounts payable and accrued liabilities of $237,728, accrued interest of $4,823, amount due to related parties for consulting management fees of $181,750, short-term notes of $86,910, convertible notes of $4,027 and derivative liabilities of $58,614.

Cash Flows

	Nine Months	Nine Months
	Ended	Ended
	May 31,	May 31,
	2018	2017	Changes

Net cash used in operating activities	$(242,269)	$(68,986)	$(173,283)
Net cash provided by financing activities	$256,590	$84,410	$172,180
Net increase in cash and cash equivalents	$14,321	$15,424	$(1,103)

Cash Flow from Operating Activities

For the nine months ended May 31, 2018, net cash used in operating activities was $242,269, related to our net loss of $1,240,202, increased by change in fair value of derivative of $40,582 and an increase in accounts receivable of $52,287, and was reduced by amortization of debt discount of $114,728, fair value of derivative in excess of debt of $625,279, an increase of accounts payable and accrued liabilities of $174,025, an increase in accrued interest of $13,806 and an increase in due to related parties of $162,964.

For the nine months ended May 31, 2017, net cash used in operating activities was $68,986, reflecting our net loss of $310,928 for the period reduced by an increase in accounts payable and accrued liabilities of $111,845, an increase in accrued interest of $2,847 and an increase in due to related parties of $127,250.

Cash Flow from Financing Activities

For the nine months ended May 31, 2018, net cash provided by financing activities was $256,590, mainly attributed to proceeds from issuance of convertible notes payable of $260,000 and proceeds from issuance of short-term notes payable of $13,140, offset by repayment of short-term notes payable of $16,550.

For the nine months ended May 31, 2017, net cash provided by financing activities was $84,410 for proceeds from issuance of short-term notes payable.

Going Concern

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated sufficient revenues to cover operating costs or raised enough funds. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. We must raise cash to stay in business. In response to these problems, management intends to raise additional funds through public or private placement offerings. At this time, however, our company does not have definitive plans to raise additional funds by way of the sale of additional securities.

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

Revenue Recognition

Our company recognizes revenue from the sale of products and services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and,
iv)	Collection is reasonably assured.

Our sales are derived from cyber security service and sale of computer equipment. Revenue is fully recognized when the above criteria are met. The revenue is recognized on a net basis.

Accounts Receivable

Accounts receivable are stated at historical carrying amounts, net of write-offs and allowance for doubtful accounts. Management estimates that all of the amounts ultimately will be collected. Receivables consist of cyber security service revenue that have been made, but cash has not yet been received.

Fair Value of Financial Instruments

Our company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by US generally accepted accounting principles. The fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Our company’s financial instruments consist primarily of cash, accounts payable and accrued expenses, loans payable, convertible notes and derivative liabilities. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

The Black-Scholes option valuation model was used to estimate the fair value of a convertible promissory note issued to an investor. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical stock price of the Company. There were no transfers into or out of “Level 3” during the nine months ended May 31, 2018 and year ended August 31, 2017.

Embedded Conversion Features

Our company evaluates embedded conversion features within convertible debt under ASC 815, Derivatives and Hedging, to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in income (loss). If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20, Debt with Conversion and Other Options, for consideration of any beneficial conversion feature.

Derivative Financial Instruments

Our company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Our company evaluates all of our financial instruments, including convertible debentures, stock purchase warrants and stock options, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives.

For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income (loss). For option-based simple derivative financial instruments, our company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance that requires companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. It also requires enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively, and improves guidance for multiple-element arrangements. The guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. In July 2015, the FASB delayed the effective date of this guidance by one year. The guidance is now effective for public companies for annual periods beginning after December 15, 2017, as well as interim periods within those annual periods using either the full retrospective approach or modified retrospective approach. Our company is currently evaluating the impacts of the new guidance on our financial statements.

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. Our company is currently evaluating this guidance and the impact it will have on our financial statements.

In November 2016, the Financial Accounting Standards Board (FASB) clarified the presentation and disclosure requirements of restricted cash. The amended standard requires entities to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling beginning-of-period and end-of-period total cash. The amendments apply to all entities with restricted cash or restricted cash equivalents and are required to present a statement of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Our company is currently evaluating this guidance and the impact it will have on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce complexity in the accounting for employee share-based payment transactions. One of the simplifications relates to forfeitures of awards. Under current GAAP, an entity estimates the number of awards for which the requisite service period is expected to be rendered and base the accruals of compensation cost on the estimated number of awards that will vest. This ASU permits an entity to make an entity-wide accounting policy election either to estimate the number of forfeitures expected to occur or to account for forfeitures in compensation cost when they occur. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Earlier application is permitted. Our company has adopted the standard and does not expect this standard to have a material impact on our financial statements and disclosures.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

___________

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

SIRRUS CORP.
(Registrant)
Dated: July 17, 2018	/s/ Sparrow Marcioni
Sparrow Marcioni
President, Chief Executive Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

